Form 10-Q
period 2026-06-30
ERock, Inc.
filed 2026-08-12
CIK 2110029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43339

ERock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-4189868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1113 Vine St., Suite 101

Houston, Texas 77002

(713) 429-4091

(Address including zip code, and telephone number including area code, of registrant’s principal executive offices)

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	EROC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2026, the registrant had 48,174,023 shares of Class A common stock, par value $0.01 per share, outstanding, and 171,226,057 shares of Class B common stock, par value $0.01 per share, outstanding.

EROCK, INC.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2026 and December 31, 2025	5
	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2026 and 2025	6
	Condensed Consolidated Statements of Changes in Stockholders', Members' and Mezzanine Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025	8
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49
PART II	OTHER INFORMATION	51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52
	Signatures	54

Explanatory Note

Except as otherwise indicated or required by the context, all references to “ERock,” the “Company,” “we,” “our” and “us” or similar terms refer to (i) Enchanted Rock Holdings, LLC (“ER Holdings”) and its consolidated subsidiaries before the Reorganization (as defined elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”)) and (ii) ERock, Inc. (“ERock”) and its consolidated subsidiaries after the Reorganization. Except as otherwise indicated or the context otherwise requires, references to “common stock” refer to our Class A common stock and Class B common stock, collectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization” in this Quarterly Report for further information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward-looking statement”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

•
our business strategy and future growth prospects;
•
our industry;
•
integration of any acquired businesses;
•
our future profitability, cash flows and liquidity;
•
our financial strategy, budget, projections and operating results;
•
the amount, nature and timing of our capital expenditures and the impact of such expenditures on our performance;
•
the availability and terms of capital;
•
the market for distributed power generation;
•
competition and government regulations; and
•
general economic conditions.

These forward-looking statements speak only as of the date of this Quarterly Report, or such other date as specified herein. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•
expectations regarding demand for distributed energy generation and acceptance of our power system solutions across end markets;
•
estimates and assumptions regarding market opportunity, growth forecasts and revenue expectations;
•
our history of losses and ability to achieve and sustain profitability;
•
the realization of revenue from contracted backlog and services arrangements, including customer payment risk;
•
risks associated with project development, construction, installation, utility interconnection, fuel supply, cost overruns and delays;
•
reliance on a limited number of customers and the loss of, or adverse developments affecting, major customers;
•
competition from larger competitors and alternative technologies;
•
operational and safety risks, including the adequacy of insurance and indemnification arrangements;
•
geographic concentration of operations, including regulatory, market and weather-related risks in Texas and California;
•
customer financing constraints and the significant upfront cost of our power systems;

•
our ability to scale manufacturing and assembly capacity in a timely and cost-effective manner;
•
disruptions at assembly facilities and dependence on third-party suppliers and supply chains;
•
the impact of tariffs, trade restrictions and other cost pressures;
•
compliance with applicable laws, regulations and permitting requirements;
•
protection of intellectual property, including risks of infringement claims;
•
internal control, financial reporting and public company compliance risks;
•
cybersecurity, IT and data security risks;
•
conflicts of interest and risks related to Energy Impact Partners LP, our sponsor;
•
risks related to our corporate structure; and
•
other risks and uncertainties inherent in our business.

These and other important factors that could affect our operating results and performance are described under the caption “Risk Factors” in our prospectus (the “Prospectus”) (File No. 333-295965), dated June 9, 2026, filed on June 10, 2026 with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and elsewhere within this Quarterly Report. Should one or more of the risks or uncertainties described above or in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the cautionary statements in this section. We disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ERock, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of June 30, 2026 and December 31, 2025

	June 30,	December 31,
(in thousands, except unit and share value amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$626,636	$108,097
Accounts receivable, net	101,790	33,762
Inventory	106,059	43,681
Contract assets	10,195	15,964
Prepaid expenses	22,611	8,799
Other current assets	14,697	6,567
Total current assets	881,988	216,870
Property and equipment, net	34,135	27,545
Right-of-use assets, net	23,975	10,832
Restricted Cash	34,225	—
Other noncurrent assets	3,683	2,649
Total assets	$978,006	$257,896
Liabilities and Equity
Current liabilities:
Accounts payable	$46,904	$16,549
Accrued liabilities and other payables	23,391	26,235
Contract liabilities	528,405	170,025
Operating lease liabilities	4,896	3,343
Deferred income	16,722	24,598
Other current liabilities	491	344
Total current liabilities	620,809	241,094
Notes payable	—	59,984
Noncurrent lease liabilities	24,875	8,019
Noncurrent deferred income	75,558	10,819
Other noncurrent liabilities	192	3,407
Total liabilities	$721,434	$323,323
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A preferred units 163,975 units authorized, issued and outstanding at December 31, 2025)	—	46,690
Total mezzanine equity	—	46,690
Members’ equity:
Common units, 216,002 units issued and outstanding at December 31, 2025	—	(112,155)
Total members’ equity	—	(112,155)
Stockholders’ equity:
Class A common stock, $0.01 par value; 800,000,000 shares authorized, 48,174,023 shares issued and outstanding at June 30, 2026	482	—
Class B common stock, $0.01 par value; 350,000,000 shares authorized, 171,226,057 shares issued and outstanding at June 30, 2026	1,712	—
Additional paid-in capital	62,467	—
Accumulated deficit	(15,432)	—
Noncontrolling interest	207,343	38
Total stockholders’ equity	256,572	38
Total liabilities and equity	$978,006	$257,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERock, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Power system sales product revenues	$16,163	$43,319	$21,320	$49,391
Power system sales installation services revenues	10,351	14,077	21,116	22,037
Power system sales revenues	26,514	57,396	42,436	71,428
Ongoing services revenues	13,364	11,062	29,178	21,138
Total revenues	39,878	68,458	71,614	92,566
Cost of power system sales product revenues, excluding depreciation and amortization	12,112	34,360	15,892	39,788
Cost of power system sales installation services revenues, excluding depreciation and amortization	8,058	8,446	16,288	14,295
Cost of power system sales revenues, excluding depreciation and amortization	20,170	42,806	32,180	54,083
Cost of ongoing services revenues, excluding depreciation and amortization	10,968	9,620	24,201	18,756
Total cost of revenues, excluding depreciation and amortization	31,138	52,426	56,381	72,839
General and administrative expenses	27,280	15,726	48,223	32,592
Depreciation and amortization expense	1,308	808	2,609	1,864
Loss from operations	(19,848)	(502)	(35,599)	(14,729)
Interest (expense) income	(2,392)	7,681	(3,844)	5,703
Loss on debt extinguishment	(48,774)	(15,244)	(48,774)	(15,244)
Other income, net	2,921	91	3,473	376
Loss before income taxes	(68,093)	(7,974)	(84,744)	(23,894)
Income tax (expense) benefit	374	(11)	(187)	(28)
Net loss	(67,719)	(7,985)	(84,931)	(23,922)
Deemed dividend related to Series A preferred units	(657)	(770)	(1,473)	(1,525)
Net loss attributable to common units	$(68,376)	$(8,755)	$(86,404)	$(25,447)

Net loss applicable to pre-IPO period	(52,836)		(70,048)
Net loss attributable to noncontrolling interest	(11,900)		(11,900)
Net loss attributable to ERock, Inc.	$(2,983)		$(2,983)

Net loss per common share
Basic	$(0.06)		$(0.06)
Diluted	$(0.06)		$(0.06)
Weighted average common shares outstanding
Basic	48,174,023		48,174,023
Diluted	48,174,023		48,174,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERock, Inc.

Condensed Consolidated Statements of Changes in Stockholders’, Members’ and Mezzanine Equity (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Enchanted Rock Holdings, LLC Mezzanine and Members’ Equity		ERock, Inc. Stockholders’ Equity
	(Prior to the IPO)		Class A Common Stock		Class B Common Stock				Total Equity
	Mezzanine	Members’					Additional	Accumulated	Attributable to	Noncontrolling	Total
(in thousands, except share amounts)	Equity	Equity	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	ERock, Inc.	Interest	Equity
Balance at December 31, 2025	$46,690	$(112,155)	—	$—	—	$—	$—	$—	$—	$38	$(112,117)
Net loss	—	(17,212)	—	—	—	—	—	—	—	—	(17,212)
Stock-based compensation	—	1,225	—	—	—	—	—	—	—	—	1,225
Deemed dividend related to Series A preferred units	816	(816)	—	—	—	—	—	—	—	—	(816)
Balance at March 31, 2026	$47,506	$(128,958)	—	$—	—	$—	$—	$—	$—	$38	$(128,920)
Net loss prior to the IPO	—	(52,836)	—	—	—	—	—	—	—	—	(52,836)
Stock-based compensation prior to the IPO	—	1,299	—	—	—	—	—	—	—	—	1,299
Deemed dividend related to Series A preferred units	657	(657)	—	—	—	—	—	—	—	—	(657)
Convertible notes and warrants conversion to common units	—	36,233	—	—	—	—	—	—	—	—	36,233
Balance at June 10, 2026	$48,163	$(144,919)	—	$—	—	$—	$—	$—	$—	$38	$(144,881)
Impact of the IPO	(48,163)	144,919	21,667,700	217	179,127,728	1,791	(2,282)	(12,449)	(12,723)	(86,276)	(98,999)
Issuance of Class A Common Stock in IPO, net of issuance costs	—	—	27,906,977	279	—	—	553,721	—	554,000	—	554,000
Repurchase of Shares	—	—	(1,400,654)	(14)	(7,901,671)	(79)	(188,474)	—	(188,567)	3,807	(184,760)
Repurchase of NCI via Capital Contribution	—	—	—	—	—	—	(300,498)	—	(300,498)	300,498	—
Stock-based compensation subsequent to the IPO	—	—	—	—	—	—	—	—	—	1,214	1,214
Net loss subsequent to the IPO	—	—	—	—	—	—	—	(2,983)	(2,983)	(11,900)	(14,883)
Balance at June 30, 2026	$—	$—	48,174,023	$482	171,226,057	$1,712	$62,467	$(15,432)	$49,229	$207,343	$256,572

	Enchanted Rock Holdings, LLC Mezzanine and Members’ Equity		ERock, Inc. Stockholders’ Equity
	(Prior to the IPO)		Class A Common Stock		Class B Common Stock				Total Equity
	Mezzanine	Members’					Additional	Accumulated	Attributable to	Noncontrolling	Total
(in thousands, except share amounts)	Equity	Equity	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	ERock, Inc.	Interest	Equity
Balance at December 31, 2024	$38,883	$(55,658)	—	$—	—	$—	$—	$—	$—	$38	$(55,620)
Net loss	—	(15,937)	—	—	—	—	—	—	—	—	(15,937)
Stock-based compensation	—	1,487	—	—	—	—	—	—	—	—	1,487
Deemed dividend related to Series A preferred units	755	(755)	—	—	—	—	—	—	—	—	(755)
Balance at March 31, 2025	$39,638	$(70,863)	—	$—	—	$—	$—	$—	$—	$38	$(70,825)
Net loss	—	(7,985)	—	—	—	—	—	—	—	—	(7,985)
Settlement of Warrants	4,697	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	1,082	—	—	—	—	—	—	—	—	1,082
Deemed dividend related to Series A preferred units	770	(770)	—	—	—	—	—	—	—	—	(770)
Balance at June 30, 2025	$45,105	$(78,536)	—	$—	—	$—	$—	$—	$—	$38	$(78,498)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERock, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(84,931)	$(23,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,609	1,864
Amortization of deferred financing costs	2,386	2,858
Amortization of operating lease ROU asset	2,332	1,609
Loss on debt extinguishment	48,774	15,244
Amortization of sales commissions and fees	589	74
Paid-in-kind interest expense	2,431	3,454
Interest paid on long term debt	(3,531)	—
Stock-based compensation	3,738	2,569
Changes in operating assets and liabilities:
Accounts receivable, net	(64,028)	6,120
Inventory	(62,378)	27,231
Contract assets	5,769	417
Prepaid expenses	(13,812)	900
Other current assets	(8,718)	(4,958)
Other noncurrent assets	(2,506)	6,990
Accounts payable	29,998	(15,123)
Accrued liabilities and other payables	(9,675)	(10,841)
Contract liabilities	358,380	7,404
Operating lease liabilities	(1,065)	(1,594)
Other noncurrent liabilities	62,577	(19,861)
Net cash provided by operating activities	268,939	436
Cash flows from investing activities
Capital expenditures	(8,835)	(2,411)
Net cash used in investing activities	(8,835)	(2,411)
Cash flows from financing activities
Proceeds received from initial public offering, net of underwriter and offering costs	554,000	—
Repurchases of Class B Units from pre-IPO owners	(156,861)	—
Repurchases of Class A common stock from pre-IPO owners	(27,806)	—
Other costs related to initial public offering	(225)	—
Cash paid for fractional shares in connection with warrant conversion	(32)	—
Proceeds from notes payable	—	25,000
Payments of notes payable	(74,657)	(25,771)
Payments of deferred financing costs	(1,759)	(420)
Net cash provided by (used in) financing activities	292,660	(1,191)
Net change in cash and cash equivalents	552,764	(3,167)
Cash, cash equivalents and restricted cash
Beginning of period	108,097	21,913
End of period	$660,861	$18,746
Supplemental disclosures of cash flow information
Interest paid	$4,678	$3,611
Supplemental noncash financing and investing activities
Conversion of convertible notes into common units	$36,266	$—
Accrued capital expenditures	549	315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
NATURE OF OPERATIONS

ERock, Inc. (the “Company” or “ERock”) was incorporated as a Delaware corporation on January 20, 2026 as Enchanted Rock, Inc. Effective March 17, 2026, the Company amended its certificate of incorporation to change its name to ERock, Inc. Unless otherwise indicated, the historical financial information presented in this document is that of Enchanted Rock Holdings, LLC (“ER Holdings”). ER Holdings, together with its subsidiaries, is the predecessor to ERock.

The Company designs, deploys, sells, operates, and maintains multi-purpose distributed power generation systems utilizing proprietary, low-emission, quick-response natural gas-fueled generators and embedded software technology. Its offerings include the design, permitting, and installation of modular power systems, as well as ongoing operations and maintenance and asset management services. These systems support a range of customer applications, including bridge power, backup power, and dispatchable power solutions.

The Company primarily serves data centers, utilities, and commercial and industrial customers across the United States. Its principal markets span nine states, with its largest operating presence in California and Texas, where demand is driven in part by growth in data center and related infrastructure needs.

The Company manufactures key components of its power systems, including proprietary natural gas engines and generators, at facilities located in Houston, Texas, and deploys its systems throughout its U.S. operating footprint.

Initial Public Offering and Reorganization

On June 11, 2026, ERock successfully completed an initial public offering (“IPO”) of 27,906,977 shares of its Class A common stock (the “Class A common stock”) for gross cash consideration of $21.50 per share. The IPO generated net proceeds of $554.0 million after deducting the underwriting discounts and commissions of approximately $37.5 million and offering expenses of approximately $8.5 million. The Company used $184.7 million of the net proceeds to (i) purchase Class B Units (as defined below) from certain pre-IPO owners of ER Holdings (including Energy Impact Fund (FT-D) LP and certain of our current and former directors and executive officers) totaling $156.9 million, and (ii) make a cash payment of $27.8 million to Energy Impact Fund (FT-B) LP in connection with its merger consummated in connection with the IPO pursuant to which it first became a wholly-owned subsidiary of the Company and was then merged into the Company. The Company used a portion of the remaining $369.3 million of the net proceeds to purchase 18,604,652 Class A Units from ER Holdings at a per interest purchase price equal to the per share price paid by the underwriters for our Class A common stock in the IPO. Subsequently, ER Holdings used a portion of the net proceeds of such purchase to repay approximately $30.0 million of the outstanding indebtedness under the 2025 Term Loan (as defined below) and a $3.0 million prepayment fee.

In connection with the IPO, ER Holdings amended and restated its limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in ER Holdings into three classes of common units and (ii) appoint ERock as the sole managing member of ER Holdings upon or prior to its acquisition of LLC interests of ER Holdings (“LLC Interests”) in connection with the IPO.

Simultaneously with the IPO, ERock amended and restated its certificate of incorporation to, among other things, provide for (i) 800,000,000 authorized shares of Class A common stock at a par value of $0.01 per share, (ii) 350,000,000 authorized shares of Class B common stock (the "Class B common stock") at a par value of $0.01 per share and (iii) 20,000,000 authorized shares of preferred stock at a par value of $0.01 per share. Each share of Class A common stock and Class B common stock is entitled to one vote per share on all matters presented to our stockholders generally. As a result, ERock became a holding company and the sole manager of ER Holdings, with no material assets other than the ownership of its LLC Interests.

Simultaneously with the IPO, ERock Holdings, Ltd. was liquidated by distributing LLC Interests to certain pre-IPO holders of common and/or preferred interests in ER Holdings (the “Continuing Equity Unitholders”). ERock acquired the LLC Interests held by certain Continuing Equity Unitholders in exchange for 48,174,023 shares of its Class A common stock. After giving effect to the use of proceeds from the IPO, ERock issued 171,226,057 shares of Class B common stock to the Continuing Equity

Unitholders, which is equal to the number of LLC Interests held by such Continuing Equity Unitholders, for nominal consideration.

Simultaneously with the IPO, ER Holdings recapitalized its outstanding Compensatory Units held by certain current or former employees of ER Holdings (the “Continuing Profits Interest Unitholders”) into Class M membership interests in ER Holdings (the “Class M Units”). Following the recapitalization, there were 57,065,274 Class M Units outstanding which are exchangeable into Class A common stock, subject to threshold valuation amounts, vesting schedules, and exchange windows. As of June 30, 2026, 52,372,703 shares of Class A common stock were reserved for issuance upon the exchange of Class B Units issued upon conversion of 57,065,274 Class M Units, based on the estimated exchange ratio of Class M Units to Class B Units at the end of the period.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations, and the condensed consolidated statements of changes in equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X of the Securities and Exchange Commission (“SEC”). The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the unaudited condensed consolidated financial statements may not include all the information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations or cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our prospectus (the “Prospectus”) (File No. 333-295965), dated June 9, 2026, filed on June 10, 2026.

The Company’s significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies in the consolidated financial statements for the year ended December 31, 2025 included in the Prospectus.

Noncontrolling Interest

As of June 30, 2026, Continuing Equity Unitholders and Continuing Profits Interest Unitholders own 79.95% of the economic interest of ER Holdings through the ownership of Class B Units and Class M Units. As of June 11, 2026, immediately following the IPO, Continuing Equity Unitholders and Continuing Profits Interest Unitholders owned 79.96% of the economic interest of ER Holdings through the ownership of Class B Units and Class M Units. These unitholders have the right to exchange their common units in ER Holdings (along with the cancellation of the paired shares of Class B Common Stock in ERock) for shares of Class A common stock on a one-to-one basis. The Company may elect in its sole discretion for payment of the cash equivalent. The ability to exchange common units is solely within the control of the holder of the noncontrolling interests, subject to certain exceptions.

The financial results of ER Holdings and its subsidiaries are consolidated with ERock with the noncontrolling interests' share of our net loss separately allocated.

Restricted Cash

As of June 30, 2026, restricted cash consisted of $34.2 million in support of a letter of credit in favor of one of our major customers and is required to be held as collateral. As of December 31, 2025, there was no restricted cash.

Concentrations of Credit, Customer and Vendor Risk

Financial instruments that potentially subject the Company to concentrations of credit and customer risk consist primarily of its cash and cash equivalents and its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Periodically, the Company maintains its cash balances in financial institutions, which at times exceed federally insured limits. Management periodically assesses the financial condition of the financial institutions and believes that any possible risk is immaterial. Additionally, the Company typically receives milestone payments in advance of performing work for customers, therefore reducing some of this risk.

The Company grants credit under normal payment terms, generally without collateral, to its customers. For the three months ended June 30, 2026, sales to four counterparties accounted for approximately 28%, 13%, 13% and 11% of the Company’s total revenue. For the three months ended June 30, 2025, sales to two counterparties accounted for approximately 38% and 24% of the Company’s total revenue. For the six months ended June 30, 2026, sales to three counterparties accounted for approximately 32%, 12%, and 10% of the Company’s total revenue. For the six months ended June 30, 2025, sales to three counterparties accounted for approximately 28%, 19%, and 10% of the Company’s total revenue. This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions, including uncertainties and challenges in the energy market. These uncertainties and challenges could expose the Company to increased risk related to collectability of billed and unbilled receivables and contract assets for services the Company has performed.

Substantially all of the Company’s accounts receivable result from product and installation revenues. One customer accounted for approximately 62% of the total accounts receivable balance at June 30, 2026. Four customers accounted for approximately 17%, 14%, 14%, and 13% of the total accounts receivable balance at December 31, 2025.

For the three months ended June 30, 2026, expenditures to four vendors accounted for approximately 27% of the Company’s total purchases for the quarter. For the six months ended June 30, 2026, expenditures to four vendors accounted for approximately 24% of the Company’s total purchases for the year to date. As of June 30, 2026, the total balance due for three vendors accounted for approximately 16%, 12%, and 11% of total accounts payable. For the year ended December 31, 2025, expenditures to three vendors accounted for approximately 25% in total of the Company’s total purchases. At December 31, 2025, the total balance due for three vendors accounted for approximately 46%, 7%, and 6% of total accounts payable.

Segments

The Company operates as one operating segment that designs, deploys, sells, operates, and maintains multi-purpose distributed generation power systems utilizing proprietary, low-emission, quick-response natural gas-fueled generators and embedded software technology designed to provide resiliency power for data centers, utilities and commercial and industrial customers located within the United States. See Note 4 — Revenue Recognition, to our consolidated financial statements for the year ended December 31, 2025 included in the Prospectus for additional information about the Company’s products and services. The Company’s operations are managed as a unified business, with integrated processes for product development, marketing, sales, and customer support. As such, the Company reflects its financial results as one reportable segment, which reflects the consolidated performance of its business activities. Management has determined that the Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who has the ultimate responsibility for strategic decision making and resource allocation. The CODM uses consolidated net loss to allocate resources, as well as assess the performance, primarily by monitoring actual results compared to prior periods and expected results. The primary measure of profit or loss used by the CODM to make these decisions is consolidated net loss. Significant expenses presented to the CODM are at the consolidated level and are the same as those on the face of the consolidated statements of operations. The Company’s CODM does not use any segment assets to assess performance or decide how to allocate resources.

All of the Company’s assets are located in the United States.

Recently Issued Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments require, among other things, expanded rate reconciliation disclosures with specific categories and greater disaggregation of income taxes paid by jurisdiction.

For public business entities, the amendments are effective for annual periods beginning after December 15, 2024 (i.e., the Company’s fiscal year beginning January 1, 2025). We adopted this guidance prospectively effective January 1, 2025, resulting in expanded disclosures that improve transparency into our tax positions and payments across jurisdictions.

Financial Instruments—Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Subtopic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient for all entities when measuring expected credit losses for current accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 on a prospective basis effective January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Recently Issued Pronouncements Not Yet Adopted

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, will be effective for annual and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects that the adoption of this standard will have on the Company's consolidated financial statements and disclosures.

Income Statement Presentation

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which increases the transparency of expense information presented in the statements of operations through disclosures of expanded disaggregation of relevant expense captions. This guidance will be effective for annual periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this guidance, however, it does not anticipate that this adoption will have a significant impact on the Company's consolidated financial statements and disclosures.

3.
FAIR VALUE

The Company’s financial instruments consist primarily of accounts receivable, notes payable, warrants and derivative liabilities.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company records its financial assets and liabilities at fair value, in accordance with the framework for measuring fair value in GAAP.

At June 30, 2026, there are no derivative liabilities included in the unaudited condensed consolidated balance sheets.

The Company’s derivative liability related to the December 2024 Convertible Notes, the Additional 2024 Convertible Notes, and the 2025 Convertible Notes (collectively, the “Notes”) (see Note 11 — Debt — 2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes), measured at fair value on a recurring basis is as follows:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Current Liabilities
Derivative liabilities	$—	$—	$10
Total	$—	$—	$10

Noncurrent Liabilities
Derivative liabilities	$—	$—	$3,363
Total	$—	$—	$3,363

The estimated fair value of the derivative liability included in other noncurrent liabilities in the unaudited condensed consolidated balance sheets was determined using the with and without method, taking the fair value of the Notes with the conversion option, less the fair value without the conversion option. The estimated fair value of the Notes was determined using the discounted cash flow method, assuming a discount rate of 17.50%.

Changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

	Contingent Warrant	Warrant	Derivative
(in thousands)	Liability	Liability	Liability
Balance at December 31, 2025	$—	$—	$3,373
Changes in fair value included in earnings	—	—	(2,359)
Balance at March 31, 2026	$—	$—	$1,014
Extinguishment	—	—	(1,014)
Balance at June 30, 2026	$—	$—	$—

	Contingent Warrant	Warrant	Derivative
(in thousands)	Liability	Liability	Liability
Balance at December 31, 2024	$2,727	$13,979	$1,492
Issuances	—	—	9,049
Changes in fair value included in earnings	(1,752)	(12,939)	(3,390)
Extinguishment	(975)	(1,040)	(3,778)
Balance at December 31, 2025	$—	$—	$3,373

Changes in fair value are included in Interest expense on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

At June 30, 2026, there are no equity-classified warrants included in common units in the unaudited condensed consolidated balance sheets.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The term loans and convertible notes are based on rates currently offered for instruments with similar maturities and terms (Level 2).

The following table presents the estimated fair values and carrying values of debt instruments (see Note 11 — Debt):

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Credit Agreement	$—	$—	$28,944	$30,000
December 2024 Convertible Note	—	—	9,132	14,758
Additional 2024 Convertible Notes	—	—	8,974	14,560
2025 Convertible Notes	—	—	12,934	21,769
Rights offering convertible notes	—	—	44	44
Total Outstanding Debt	$—	$—	$60,028	$81,131

4.
REVENUE RECOGNITION

Disaggregation of Revenues

The Company disaggregates revenue from contracts with customers on the basis of the types of power system sales and ongoing services provided:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Power system sales product revenues	$16,163	$43,319	$21,320	$49,391
Power system sales installation services revenues	10,351	14,077	21,116	22,037
Power system sales revenues	26,514	57,396	42,436	71,428
Ongoing services revenues (1)	13,364	11,062	29,178	21,138
Total revenues	$39,878	$68,458	$71,614	$92,566
(1)
Includes service-type warranty revenue.

Remaining Performance Obligations

The Company’s estimate of total revenues that are expected to be realized from the remaining portion of executed and legally enforceable contracts related to power system sales installation services and the associated ongoing services at June 30, 2026 was approximately $1.8 billion, of which the Company expects to recognize a significant portion over the next one to two years. For purposes of calculating remaining performance obligations from power system sales and ongoing services revenues, the Company includes estimated revenues from change orders and claims to the extent they are legally enforceable and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Excluded from remaining performance obligations were variable consideration from ongoing service contracts that the Company has a right to invoice (e.g., usage-based fees) in accordance with performance. Accordingly, the amount disclosed above includes only the fixed consideration component of such agreements. Additionally, the Company excludes contracts with an original expected duration of one year or less.

Accounts Receivable and Allowance for Credit Losses

The following is a summary of accounts receivable, net:

	June 30,	December 31,
(in thousands)	2026	2025
Power system sales accounts receivable	$83,089	$17,229
Ongoing services accounts receivable	17,500	15,368
Other accounts receivable	1,201	1,165
Allowance for credit losses	—	—
Total accounts receivable, net	$101,790	$33,762

5.
CONTRACT ASSETS AND LIABILITIES

The following table reflects the balances in contract assets and liabilities:

	June 30,	December 31,
(in thousands)	2026	2025	Change
Contract assets	$10,195	$15,964	$(5,769)
Contract liabilities	(528,405)	(170,025)	(358,380)
Deferred income	(16,722)	(24,598)	7,876
Noncurrent deferred income	(75,558)	(10,819)	(64,739)
Total contract assets and liabilities, net	$(610,490)	$(189,478)	$(421,012)

Contract assets and liabilities fluctuate period to period based on various factors, including changes in the number and size of projects in progress at period-end and variability in billing and payment terms due to milestone billings.

For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $10.4 million and $10.6 million, respectively, that was included in contract liabilities at the beginning of the period. For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $15.8 million and $16.8 million, respectively, that was included in contract liabilities at the beginning of the period.

The increase of $56.9 million in deferred income for the six months ended June 30, 2026 is associated with a recently executed customer agreement.

6.
INVENTORY

Inventory is stated at the lower of cost or net realizable value. Inventory consists of fully assembled generators, work-in-progress generators, and other major equipment used for power system sales installation services contracts valued using the specific identification and FIFO method and spare parts inventory for Ongoing Services contracts valued using the average cost method.

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Natural gas generators	$23,236	$10,017
Installation equipment	6,678	5,045
Raw materials	61,733	19,988
Work in progress	5,480	169
Spare parts inventory	8,932	8,461
Total inventory	$106,059	$43,681

7.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Prepaid power system sales equipment	$12,854	$5,851
Prepaid ongoing services	4,061	45
Prepaid assembly components	2,521	502
Prepaid general and administrative expenses	3,175	2,401
Total prepaid expenses	$22,611	$8,799

8.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Lives	June 30,	December 31,
(in thousands, except useful lives)	(Years)	2026	2025
Equipment	5 - 15	$17,104	$15,852
Leasehold improvements	5 - 7	2,841	2,841
Trailers	5	103	103
Furniture and fixtures	5 - 7	784	521
Computers and software	5	13,419	13,128
Construction in progress		9,766	2,381
		44,017	34,826
Less accumulated depreciation		(9,882)	(7,281)
Total property and equipment, net		$34,135	$27,545

Depreciation expense for the three months ended June 30, 2026 and 2025 was $1.3 million and $0.8 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $2.6 million and $1.9 million, respectively.

9.
LEASES

The Company has long-term operating leases, comprised primarily of equipment, vehicles, and real estate lease arrangements. Operating leases have remaining lease terms of one year to seven years.

The classification of leases in the unaudited condensed consolidated balance sheets was as follows:

		June 30,	December 31,
(in thousands)	Classification	2026	2025
Right-of-use assets
Operating leases	Right-of-use assets, net	$23,975	$10,832
Lease liabilities
Current
Operating leases	Lease liabilities, current	$4,896	$3,343
Noncurrent
Operating leases	Lease liabilities, noncurrent	24,875	8,019
Total lease liabilities		$29,771	$11,362

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the lease liability and the present value of lease payments, management used the incremental borrowing rate.

Operating lease expense for the three months ended June 30, 2026 and 2025 was $1.9 million and $0.9 million, respectively, and operating lease expense for the six months ended June 30, 2026 and 2025 was $3.5 million and $1.9 million, respectively. Operating lease expense is included in cost of power system sales revenues, cost of ongoing services revenues, and general and administrative expenses in the unaudited condensed consolidated statements of operations.

The following is the aggregate future lease payments for operating leases as of June 30, 2026:

(in thousands)

Remainder of 2026	$3,486
2027	7,115
2028	6,320
2029	5,612
2030	4,812
2031	4,253
Thereafter	6,936
Total undiscounted lease payments	38,534
Less imputed interest	(8,763)
Total lease liabilities	$29,771

For the three months ended June 30, 2026 and 2025, cash paid for operating leases was $1.1 million and $1.0 million, respectively. For the six months ended June 30, 2026 and 2025, cash paid for operating leases was $2.2 million and $2.0 million, respectively. For the six months ended June 30, 2026 and the year ended December 31, 2025, right-of-use (“ROU”) assets obtained in exchange for the lease obligations for operating leases were $15.5 million and $3.1 million, respectively.

The weighted-average remaining lease term of operating leases is approximately six years. The weighted-average discount rate used to determine the operating lease liabilities at June 30, 2026 and December 31, 2025 was 8.70% and 6.73%, respectively.

On January 30, 2026, the Company obtained possession and commenced a new 89-month operating lease for an approximately 407,300 square foot facility in Houston, Texas. Upon the lease commencement, the Company recorded an operating lease ROU asset of approximately $14.7 million and a corresponding lease liability of approximately $18.7 million, inclusive of a $4.0 million tenant improvement allowance, measured using an incremental borrowing rate and net of expected tenant improvement allowance.

10.
PAYABLES AND ACCRUED LIABILITIES

The following is a summary of payables and accrued liabilities:

	June 30,	December 31,
(in thousands)	2026	2025
Accounts payable
Power system sales payable	$8,954	$9,211
Ongoing services payable	2,375	1,790
Assembly components payable	24,058	2,436
General and administrative payable	8,848	2,050
Other payables	2,669	1,062
Total accounts payable	$46,904	$16,549
Accrued liabilities and other payables
Accrued salaries	$6,082	$6,396
Accrued operating expenses	8,210	17,067
Accrued commissions and fees	6,214	515
Accrued sales tax payable	2,488	929
Short term note payable	397	1,328
Total accrued liabilities and other payables	$23,391	$26,235

11.
DEBT

The Company’s debt obligation consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
2025 Credit Agreement	$—	$30,000
December 2024 Convertible Note	—	11,606
Additional 2024 Convertible Notes	—	11,405
2025 Convertible Notes	—	16,930
Rights offering convertible notes	—	73
Total notes payable, gross	—	70,014
Less: unamortized deferred debt issuance costs	—	(863)
Less: unamortized debt discount	—	(9,123)
Total notes payable, net	—	60,028
Less: current portion	—	(44)
Total notes payable	$—	$59,984

As of June 30, 2026, the Company had no outstanding debt obligations.

2026 ABL Credit Facility

On June 4, 2026, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., acting as administrative agent, for a $250.0 million senior secured asset-based revolving credit facility with a syndicate of lenders (the “2026 ABL Credit Facility”). The full amount of the 2026 ABL Credit Facility will be available for the issuance of letters of credit.

Interest Rate and Fees

Borrowings under the 2026 ABL Credit Facility will bear interest, at the Borrower’s option, at a rate per annum equal to either (i) the Term SOFR plus 2.00% or (ii) an alternate base rate plus 1.00%. The 2026 ABL Credit Facility will also be subject to a commitment fee of 0.25% per annum on the daily undrawn portion of the commitments, payable quarterly in arrears, and customary letter of credit fees.

Covenants

The 2026 Credit Agreement includes certain affirmative and negative financial covenants customary for facilities of this type, including, among others, (i) an initial minimum liquidity covenant of $85.0 million (subject to stepdowns), which will apply until the Company's fixed charge coverage ratio has exceeded 1.00 to 1.00 for three consecutive fiscal quarters, and (ii) thereafter, a springing fixed charge coverage ratio covenant of not less than 1.00 to 1.00, which will apply during periods in which excess availability is below the greater of $18,750,000 and 12.5% of the line cap.

Outstanding Balances and Carrying Values

At June 30, 2026, the Company has not drawn upon the facility. The Company believes it was in compliance with the financial covenants of the 2026 ABL Credit Facility described above at June 30, 2026. See Note 3 — Fair Value for further detail.

2025 Credit Agreement

On December 22, 2025, the Company entered into a loan and security agreement (the “2025 Credit Agreement”), which provided for a senior secured term loan in the initial principal amount of $30.0 million (the “2025 Term Loan”) and a senior secured revolving credit facility with commitments in the aggregate amount of $30.0 million (the “2025 Revolver”).

In connection with the IPO, the Company used proceeds to repay in full and terminate the 2025 Credit Agreement on June 11, 2026, which included principal payments of $30.0 million and a prepayment fee of approximately $3.0 million. As a result, the Company recognized a loss on debt extinguishments of $4.7 million for the three months ended June 30, 2026.

2024 Credit Agreement

On February 27, 2024, the Company entered into a five-year term credit agreement (the “2024 Credit Agreement”) that consisted of a $75.0 million senior secured initial term loan and a $30.0 million delayed draw term loan with a maturity date of February 27, 2029. The 2024 Credit Agreement was fully repaid and terminated in 2025. As a result, the Company recognized a loss on debt extinguishments of $12.4 million during the year ended December 31, 2025.

2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes

On December 27, 2024, the Company entered into a note purchase agreement (the “2024 Note Purchase Agreement”) with an affiliate investor.

On April 29, 2025, the Company entered into an amended and restated note purchase agreement (the “A&R Note Purchase Agreement”) which amended and restated the 2024 Note Purchase Agreement and the notes issued thereunder, and pursuant to which the lenders agreed to purchase convertible promissory notes in an aggregate principal amount not to exceed $65.0 million (the “2025 Convertible Notes”), inclusive of the $20 million of notes issued under the 2024 Note Purchase Agreement.

On May 13, 2026, the Company settled all notes through a combination of (i) contribution and exchange transactions, whereby certain noteholders contributed their notes to the Company in exchange for 12,289 newly issued common units, and (ii) a cash payoff, whereby the remaining notes were redeemed in cash at 2x the original principal amount plus accrued interest payable in kind for total cash payments of approximately $44.2 million. As a result of the settlement, the Company recognized a loss on debt extinguishments of $44.1 million for the three months ended June 30, 2026, inclusive of the cash redemption premium of approximately $20.3 million on portions of the Notes, the difference between the fair value of common units issued and the carrying value of portions of the Notes, and the write-off of remaining unamortized debt discounts and issuance costs across all Notes.

Deferred Financing Costs

Debt issuance costs are amortized over the terms of the respective agreements. Amortization of debt issuance costs was $45.0 thousand and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of debt issuance costs was $0.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Debt discounts are recorded as a contra-liability and netted against the notes payable balance in the unaudited condensed consolidated balance sheets and amortized over the terms of the respective agreements. Debt discount amortization was $0.6 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively. Debt discount amortization was $2.1 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

12.
MEZZANINE EQUITY

Series A Preferred Units

In connection with the Company’s IPO, all outstanding Series A Preferred Units converted into Class A units of ER Holdings (“Class A Units”) or Class B units of ER Holdings (“Class B Units”) dependent upon the holder of the original units. At June 30, 2026, there are no outstanding Series A Preferred Units.

At December 31, 2025, the Company had issued and outstanding 163,975 Series A Preferred Units, consisting of 19,167 Series A-1 Preferred Units and 144,808 Series A-2 Preferred Units, reflective of the retroactive adjustment for the stock split effective April 29, 2025. The Series A Preferred Units were originally issued on July 1, 2018 (the “Original Issue Date”).

The following table summarizes the Company’s Series A Preferred Units authorized, issued, and outstanding:

Series	Units Authorized	Units Issued and Outstanding	Issuance Price per Unit	Redemption Value (in thousands) (1)
December 31, 2025
Series A-1	19,167	19,167	600.00	$20,483
Series A-2	144,808	144,808	83.41	21,511
Total	163,975	163,975		$41,994

(1)
The Series A Preferred Units are classified as mezzanine equity because they are redeemable at the option of the holders. Non-cash preferred dividends are recorded to increase the carrying value of the preferred units to their redemption amount at each reporting date.

During 2025, in connection with the issuance of a new $15.3 million convertible note, the Company canceled a lender’s existing warrants in exchange for an increased percentage interest in the Company’s residual distributions. This exchange was executed through a modification of the lender’s existing Series A-2 Preferred Units, which maintained their original senior liquidation preference. As a result of this modification, the Company allocated an additional $4.7 million in investment value to the Series A-2 Preferred Units to reflect these enhanced residual distribution rights.

Classification and Measurement

The Series A Preferred Units are classified as mezzanine equity and are recorded at their maximum redemption value at each reporting date, with changes recognized as deemed preferred dividends.

For the three months ended June 30, 2026 and 2025, the Company recorded deemed preferred dividends of $0.7 million and $0.8 million to adjust the carrying value of the Series A Preferred Units to their full redemption value. For the six months ended June 30, 2026 and 2025, the Company recorded deemed preferred dividends of $1.5 million and $1.5 million to adjust the carrying value of the Series A Preferred Units to their full redemption value.

Redemption Rights

The rights and preferences of the Series A Preferred Units, including distribution waterfall, conversion, anti-dilution, and redemption mechanics, are described in the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Prospectus.

13.
EQUITY

At June 30, 2026, the Company had common stock, differentiated by class.

At December 31, 2025, the Company had common units, which included Restricted Compensatory Units. Each such class of units may be subdivided into one or more series as determined by the Board of Directors from time to time. At December 31, 2025, the common units constituted a single class of units, undifferentiated by series.

Common Stock

At June 11, 2026, the Company’s amended and restated certificate of incorporation authorized the Company to issue 800,000,000 shares of $0.01 par value Class A common stock, of which 20,267,046 shares were issued and outstanding, and 350,000,000 shares of $0.01 par value Class B common stock, of which 171,226,057 shares were issued and outstanding.

In connection with the Company’s IPO, 27,906,977 additional shares of Class A common stock were issued. At June 30, 2026, the Company had 48,174,023 shares of Class A common stock issued and outstanding and 171,226,057 shares of Class B common stock issued and outstanding and 52,372,703 shares of Class A common stock were reserved for issuance upon the exchange of Class B Units issued upon conversion of 57,065,274 Class M Units, based on the estimated exchange ratio of Class M Units to Class B Units at the end of the period.

The holders of shares of Class A common stock and Class B common stock shall vote together as one class on all matters (including the election of directors) submitted to a vote of the stockholders of the Corporation. The holder of each share of common stock has the right to one vote for each such share. Class A common stockholders are entitled to dividends when and if declared by the Board of Directors. There were no dividends declared or paid to Class A common stockholders during the three and six months ended June 30, 2026 and 2025. Upon the dissolution, liquidation or winding up of the Corporation, subject to the rights of the holders of any outstanding series of preferred stock, the holders of shares of Class A common stock shall be entitled to receive the assets of the Corporation available for distribution to its stockholders ratably in proportion to the number of shares held by them. Holders of shares of Class B common stock, as such, shall not be entitled to receive any assets upon the dissolution, liquidation or winding up of the Corporation.

Preferred Stock

In connection with the Company’s IPO, the amended and restated certificate of incorporation became effective which authorized the issuance of 20,000,000 shares of $0.01 par value preferred stock, of which no shares are issued and outstanding. Rights and preferences, including voting rights, will be designated from time to time by the Company’s Board of Directors. At June 30, 2026, the Company had no shares of preferred stock issued and outstanding.

Common Units

For the three and six months ended June 30, 2026, the Company did not issue any new voting common units.

Warrant Units

Pursuant to the terms of the 2023 Loan and Security Agreement (see Note 11 — Debt), the Company issued a warrant to a bank to purchase 431 duly authorized and validly issued common units at an exercise price per unit of $0.01. The warrant is subject to certain adjustments and may be exercised at any time until August 4, 2033. The estimated fair value of the warrant of $0.6 million was determined using the Black-Scholes option-pricing model. For this purpose, the Company assumed a risk-free interest rate of 4.78%, a probability weighted time to exit of two years, and 80.0% volatility. The Company recorded the estimated fair value of the warrant as equity.

Pursuant to the terms of the 2024 Credit Agreement (see Note 11 — Debt), the Company issued a warrant to an investor to purchase 6,290 duly authorized and validly issued common units at an exercise price per unit of $0.01. The warrant is subject to certain adjustments and may be exercised at any time until February 27, 2034. The estimated fair value of the warrant of $3.2 million was recorded as equity.

Pursuant to the terms of the 2025 Credit Agreement (see Note 11 — Debt), the Company issued a warrant to an investor to purchase 2,525 duly authorized and validly issued common units at an exercise price per unit of $0.01. The warrant is subject to certain adjustments and may be exercised at any time until December 22, 2035. The estimated fair value of the warrant of $1.0 million was recorded as equity.

Warrant expense for the three and six months ended June 30, 2025 was $0.2 million and $0.4 million and is included in Interest expense on the unaudited condensed consolidated statements of operations. At June 30, 2026, no warrants were outstanding as all previously outstanding warrants were converted into common units in connection with the IPO.

14.
STOCK-BASED COMPENSATION

Restricted Compensatory Units

Simultaneously with the IPO, ER Holdings recapitalized its outstanding Compensatory Units held by the Continuing Profits Interest Unitholders into Class M membership interests in ER Holdings.

Compensation expense recorded for the Restricted Compensatory Units for the three months ended June 30, 2026 and 2025 was $2.5 million and $1.1 million, respectively. Compensation expense recorded for the Restricted Compensatory Units for the six months ended June 30, 2026 and 2025 was $3.7 million and $2.6 million, respectively. The following table summarizes information related to nonvoting Restricted Compensatory Units currently held by employees and directors for the period presented:

Period	Number of Restricted Compensatory Units	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	82,899	$223.09
Vested	(6,215)	130.50
Forfeited	(261)	450.65
Unvested, March 31, 2026	76,423	$230.02
Granted	1,037,252	17.92
Vested	(7,808)	213.05
Forfeited	(2,880)	86.95
Unvested, June 30, 2026	1,102,987	$31.05

The Restricted Compensatory Units issued to employees were valued at approximately $18.6 million for the three and six months ended June 30, 2026. The Restricted Compensatory Units issued to employees were valued at approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2025. The Restricted Compensatory Units vest generally over time in accordance with the terms of the applicable grant agreements, between one month to six years. Time-based awards are classified as equity awards and compensation expense included in the unaudited condensed consolidated statements of operations is recognized ratably as over the requisite service period.

For the three and six months ended June 30, 2026, the Company granted 83,954 Restricted Compensatory Units to its Chief Executive Officer and other executive officers. For the three and six months ended June 30, 2025. The Company granted 2,323 Restricted Compensatory Units to its Chief Executive Officer and other executive officers.

For the three and six months ended June 30, 2026, the Company recognized $1.0 million compensation expense related to accelerated vesting of performance conditions in connection with the IPO.

As of June 30, 2026, unrecognized compensation cost for all outstanding compensatory units was $31.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

15.
EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net loss attributable to the common shares of the Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated the same but adjusts the weighted average number of common shares outstanding during the period for the effect of potentially dilutive securities, including restricted stock awards, Class B common stock, and Class M Units.

In connection with the June 11, 2026 IPO, the Company reorganized the membership structure. ER Holdings' current capital structure is not reflective of the capital structure of Enchanted Rock Holdings, LLC prior to the IPO. Therefore, earnings per share for the three and six months ended June 30, 2026, has been calculated based solely on the post-IPO period, as earnings per share is not meaningful for the period from January 1, 2026 to June 10, 2026, due to the different capital structure.

The following table summarizes the basic and diluted earnings per common share calculations:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2026
Basic:
Net loss	$(67,719)	$(84,931)
Less: Net loss applicable to pre-IPO period	(52,836)	(70,048)
Post-IPO Net loss	(14,883)	(14,883)
Less: Net loss attributable to noncontrolling interest	(11,900)	(11,900)
Net loss attributable to ERock, Inc.	(2,983)	(2,983)
Less: Deemed dividend related to Series A preferred shares	—	—
Net loss attributable to common shares - Basic	(2,983)	(2,983)
Weighted average number of common shares outstanding - Basic	48,174,023	48,174,023
Basic net loss per common share	$(0.06)	$(0.06)
Diluted:
Net loss attributable to common shares - Basic	$(2,983)	$(2,983)
Net loss available to common shareholders - Diluted	(2,983)	(2,983)
Weighted average number of common shares outstanding - Basic	48,174,023	48,174,023
Add: Potentially dilutive securities
Restricted Stock Shares - 2026 Equity Incentive Plan	Anti-dilutive	Anti-dilutive
Class B Common Stock	Anti-dilutive	Anti-dilutive
Class M Units (Class A equivalent)	Anti-dilutive	Anti-dilutive
Weighted average number of common shares outstanding - Diluted	48,174,023	48,174,023
Diluted net loss per common share	$(0.06)	$(0.06)

The following potentially dilutive securities were excluded from the diluted weighted average share calculation because their effect would have been anti-dilutive given the Company’s net loss position:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Restricted Stock Shares - 2026 Equity Incentive Plan	1,028,417	1,028,417
Class B Common Stock	171,226,057	171,226,057
Class M Units (Class A equivalent)	52,372,703	52,372,703

16.
INCOME TAXES

The effective tax rate for the three months ended June 30, 2026 and 2025 was 0.55% and (0.14%), respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was (0.22%) and (0.12%), respectively.

The Company's effective tax rate differs from the U.S. federal statutory rate primarily because the Company generated a loss for federal income tax purposes during the period, resulting in no current federal income tax expense. In addition, the Company maintains a full valuation allowance against its deferred tax assets, resulting in no federal tax benefit being recognized on the loss. Accordingly, the effective tax rate is primarily driven by Texas margin tax expense, which is determined under a tax base that is not directly related to taxable income.

Tax Receivable Agreement

Concurrently with the closing of the IPO, the Company entered into the Tax Receivable Agreement (the “TRA”) with certain Continuing Equity Unitholders, certain Continuing Profits Interest Unitholders and certain entities interposed between certain pre-IPO owners that received shares of the Company’s Class A common stock pursuant to mergers consummated in connection with the IPO pursuant to which each company first became a wholly owned subsidiary of the Company and then merged into the Company (including Energy Impact Fund (FT-B) LP) (together, the “TRA Beneficiaries”) and a designated TRA representative. The TRA provides for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that the Company actually realizes or are deemed to realize (calculated using certain assumptions) as a result of the Company’s use of certain tax benefits resulting from (i) certain increases in, or adjustments to, the tax basis of assets of ER Holdings and its subsidiaries resulting from exchanges of ER Holdings membership interests in the future, (ii) certain tax attributes available to the Company as a result of the Reorganization, and (iii) certain other tax benefits related to the Company’s entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA. The Company will retain the remaining 15% of such amount of the net cash tax savings. The actual future payments to the TRA Beneficiaries will vary based on a number of factors including the timing and amount of the Company’s future income.

The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the value of the tax receivable agreement liability between reporting periods are recognized in the unaudited condensed consolidated statements of operations.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions.

The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These include changes in bonus depreciation on fixed assets and changes to the deductibility of section 174 (research and development) expenses. Currently there is no significant impact of the Act on the unaudited condensed consolidated financial statements.

17.
COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the unaudited condensed consolidated financial statements with respect to any legal matters at June 30, 2026 and December 31, 2025.

Purchase Commitments

At June 30, 2026 and December 31, 2025, the Company had no outstanding purchase commitments.

18.
RELATED-PARTY TRANSACTIONS

On December 27, 2024, the Company entered into the 2024 Note Purchase Agreement (see Note 11 — Debt — 2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes) with the investor holding Series A Preferred Units (see Note 12 — Mezzanine Equity). On May 13, 2026, the Company settled all notes with this investor, through a combination of contribution and exchange transactions and a cash payoff (See Note 11 — Debt — 2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes).

19.
SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date through August 12, 2026, the date the unaudited condensed consolidated financial statements were available to be issued, noting no subsequent events.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the unaudited condensed consolidated financial statements and related notes included in the Prospectus. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, include forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report and the section titled “Risk Factors” of the Prospectus for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Predecessor

ERock, Inc. was formed in January 2026 and does not have historical financial results. Unless otherwise indicated, the historical financial information presented in this document is that of Enchanted Rock Holdings, LLC. Enchanted Rock Holdings, LLC, together with its subsidiaries, is the predecessor to ERock, Inc.

Overview

We are a vertically integrated company that designs, deploys, operates and maintains multi-purpose distributed power systems, consisting of our proprietary, low emission, quick-response natural gas generator and embedded software technology, for our customers. Our resilient, cost-effective, modular power systems can be rapidly deployed at a scale of more than 1 gigawatt (“GW”) to meet our customers’ full range of power needs, including bridge, backup and dispatchable power applications, and are supported by our operations and maintenance (“O&M”) and asset management services. “Bridge power” refers to a mode in which our power systems provide temporary generation to meet customer needs during the period before full grid interconnection becomes available, “dispatchable power” or “flexible capacity” refers to a mode in which our power systems are configured as on-demand, fast-response resources and “backup power” or “resiliency” refers to a mode in which our power systems provide continuity for operations during grid disruptions and extreme weather events.

We primarily serve data centers, utilities and large commercial and industrial (“C&I”) businesses across nine U.S. states, with our largest operating footprints located in California and Texas, where we anticipate disproportionate growth and market potential driven by high data center demand in the near- and medium-term. With over 15 years of operational experience and approximately 400 operational sites, we believe we are one of the most established, proven providers in the distributed power generation market.

Over the last 15 years, we have established deep expertise and a proven track record in the deployment of complex integrated power systems through our ERock Platform. We refer to the delivery and operation of our generators and integrated software technology through our comprehensive, turnkey equipment, supply and installation (“ESI”), O&M and asset management services platform, supported by our deep development, operational and market domain expertise in integrated power systems, as our “ERock Platform.” Most of our sales include the comprehensive design, delivery, installation and long-term services provided by the ERock Platform. We deliver cost-effective, turnkey speed-to-power and resiliency solutions that supplement and maximize traditional grid infrastructure. Our systems are engineered for superior operational stability, offering the capability of 99.999% reliability, diesel-equivalent transient performance, quieter operation, cleaner emissions, rapid deployment and no on-site water required. “Transient performance” refers to our power systems’ ability to respond to sudden changes in electrical load, including how quickly and how stable it can adjust its output and maintain voltage and frequency when the load increases or decreases unexpectedly. Once interconnected, our market operations and dispatch management platform enables customers to utilize our systems for backup power or to strategically dispatch capacity during peak demand or scarcity events.

At the core of our power systems is our RockBlock (“RockBlock”), a modular, distributed generator string that incorporates our proprietary natural gas engine, scales in 0.5 megawatt (“MW”) increments from 1.5 MW to 3.5 MW per RockBlock and is assembled in-house. Complementing our generator technology is our Granite Software Ecosystem (“Granite”), a proprietary software that is embedded in our power systems and enables us to use operating data to improve operations for high reliability at a lower cost. We produce our proprietary engines and generators at our Titan facility and are increasing capacity with the development of our Hyperion facility, both located in Houston, Texas. Our assembly process is designed to scale efficiently and rapidly to meet growing customer demand and service our backlog, leveraging a high-volume, largely multi-sourced supply chain and standardized assembly processes.

Over the past decade, we have built a foundation of deep trust and relationships with leading data center and artificial intelligence ecosystem companies, such as Microsoft, Wistron and Foxconn, electric and gas utilities, such as Entergy and ComEd, and C&I customers, such as H-E-B and Walmart, with approximately 50 customers in those end markets, providing speed-to-power, reliability, flexibility and scale for our customers. We serve customers across the United States, with a geographic footprint spanning nine states and four major regional transmission organizations. Data centers partner with us to accelerate site commissioning and meet stringent reliability, sound and emissions requirements while supporting AI-driven load growth. Utilities leverage our systems to address rate pressure, grid stability, reliability and emergency backup, and capacity constraints and demand response. C&I customers rely on us for resilient backup power and operational continuity as well as cost savings from grid services.

Reorganization

Prior to the completion of our initial public offering (the “IPO”) on June 11, 2026, we undertook certain transactions as part of a reorganization (the “Reorganization”) such that ERock is now a holding company, and our sole material assets are equity interests held directly or indirectly through wholly owned subsidiaries in ER Holdings. As the managing member of ER Holdings, we operate and control all of the business and affairs of ER Holdings and, through ER Holdings and its subsidiaries, conduct our business. The Reorganization lacks economic substance and therefore is accounted for in a manner consistent with a reorganization of entities under common control. As a result, ERock’s consolidated financial statements recognize the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of ER Holdings, our predecessor. We consolidate ER Holdings in our consolidated financial statements and record a noncontrolling interest related to the Class B membership interests in ER Holdings (“Class B Units”) held by certain pre-IPO holders (the “Continuing Equity Unitholders”) on our consolidated balance sheet and statement of income.

Prior to the completion of the IPO, the limited liability company agreement of ER Holdings was amended and restated to, among other things, modify its capital structure by reclassifying (1) its outstanding Common and Series A Preferred Units (as defined below) held by the Blocker Companies into Class A membership interests in ER Holdings (“Class A Units”), (2) its outstanding Common and Series A Preferred Units held by the Continuing Equity Unitholders into Class B Units, and (3) its outstanding Compensatory Units held by the Continuing Profits Interest Unitholders (as defined below) into Class M membership interests in ER Holdings (“Class M Units”) (the “Reclassification”). We refer to each entity interposed between a Blocked Unitholder (as defined below) and ER Holdings that holds Class A Units on behalf of such Blocked Unitholder, which entities were formed for the principal purpose of indirectly holding equity interests in ER Holdings, as a “Blocker Company”. We refer to the Reclassification, the amendment and restatement of the ER Holdings limited liability company agreement, the mergers consummated in connection with the IPO pursuant to which each Blocker Company first became a wholly-owned subsidiary of the Company and then merged into the Company (the “Blocker Mergers”), and the entry into the Tax Receivable Agreement described below as the “Reorganization.”

Recent Trends and Outlook

We believe the United States is entering a historic upswing in electricity demand, primarily driven by a generational surge in demand for artificial intelligence, digital infrastructure, and broader electrification, with load growth accelerating to its highest levels in 50 years, projected at approximately 5.7% annually for 2025-2030 representing approximately 43x total growth compared to 2015-2020. This expansion is creating a widening gap between required power capacity and the speed at which traditional utility-scale infrastructure can be developed. As the “Age of Electricity” progresses, the structural mismatch between demand growth and supply addition has intensified, particularly as data center construction timelines (typically two to three years) continue to outpace the four-to-eight-year requirement for new grid and generation infrastructure.

Data centers have emerged as the single largest source of new load growth in the United States, accounting for nearly half of all global data center electricity demand growth in 2025. Through 2030, this sector is projected to represent half of all U.S. electricity demand growth, a rate of expansion unparalleled in any other global region. Beyond data centers, demand is further bolstered by industrial reshoring, the electrification of transportation, and buildings. We expect this environment to require up to 170 GW of incremental firm and flexible capacity by 2030 to meet rising peak demand–a shortfall that we believe cannot be met by variable renewables and storage alone under current build-out timelines.

Traditional energy solutions are currently insufficient to meet the magnitude of this demand. Existing infrastructure is under significant strain, with grid congestion and long interconnection queues posing critical barriers to new capacity. In major markets like Northern Virginia, connection timelines for new data center capacity now extend to approximately seven years. Furthermore, global supply chains for essential components, such as transformers and turbines, face multi-year backlogs and lead times ranging from 15 to 24 months. These constraints have led to intensifying reliability risks. Approximately 20% of new data center projects globally are at risk of delay due to grid limitations. Simultaneously, extreme weather events and surging peak loads from electrical vehicle charging are increasing outage exposure across the U.S. grid. Given that data centers require uninterrupted, firm power with extremely low tolerance for outages, the demand for resilient, “always-on” power solutions has never been higher.

To mitigate grid constraints and ensure operational continuity, there is an increasing trend toward co-locating large loads with onsite or near-site distributed generation. We believe that strategically sitting data centers in areas with available grid headroom and utilizing onsite flexible backup systems are vital for maintaining reliability. In this context, natural gas remains a critical firm resource. We anticipate natural gas-fired generation will expand significantly to meet data center loads through 2035, particularly in the United States, where it serves as a leading dispatchable source to support renewable integration. We are well positioned to deliver on the significant market demand for dispatchable, resilient and cost-effective power solutions that can be quickly deployed and commissioned. Through delivering 99.999% reliability and the capability to deliver in less than six months, with full project commissioning typically achieved within 12 to 18 months from contract signing, we provide one of the few scalable solutions capable of addressing near-term capacity needs, particularly in high-growth regions like Texas and California. As natural gas remains a critical firm resource supporting renewable integration, our modular, low-emission solutions enable hyperscale data centers, industrial facilities and utilities to procure reliable, firm power at substantial scale, often reaching several hundred megawatts or over a gigawatt, without the prolonged lead times inherent in traditional electric transmission expansion. This combination of speed, reliability and flexibility positions us to capture significant share in an increasingly capacity-constrained U.S. power market.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to evaluate and analyze the performance of our business. These metrics help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The key metrics we use to evaluate our business are provided below.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Gross Profit and Adjusted Gross Margin are financial measures that are not prepared in accordance with GAAP. Each of these non-GAAP financial measures should be read in conjunction with the most directly comparable financial measure calculated and presented in accordance with GAAP.

We believe presenting these non-GAAP financial measures provides useful information because they highlight trends in our underlying operating performance, facilitate consistent comparisons of our core results over time and across peers, and reflect how our management evaluates our business. We also use these non-GAAP financial measures internally for strategic planning, budgeting, forecasting, performance measurement and resource allocation. We believe that providing investors with access to these measures allows for greater transparency and facilitates comparisons to our historical operating results.

These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for the most directly comparable financial measure prepared in accordance with GAAP. In addition, other companies, including companies in our industry, may define these non-GAAP financial measures differently, which may limit their usefulness as comparative measures.

Adjusted EBITDA and Adjusted EBITDA Margin to GAAP Net Loss and Net Loss Margin Reconciliation

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. Net loss is the GAAP measure most directly comparable to Adjusted EBITDA, and net loss margin is the GAAP measure most directly comparable to Adjusted EBITDA Margin. We define Adjusted EBITDA as net loss before net interest expense; depreciation and amortization expense; income tax expense; stock-based compensation; and other items management deems non-operational or not reflective of ongoing core operations (e.g. changes in fair value of warrant unit liabilities, professional fees associated with debt and equity transactions, legal settlements). We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

Adjusted EBITDA and Adjusted EBITDA Margin are utilized by our management and other users of our unaudited condensed consolidated financial statements such as investors, commercial banks, research analysts and others, to assess our operating performance. Management believes these measures are useful because they each allow us to compare our operating performance on a consistent basis across periods. Management also believes Adjusted EBITDA is a useful indicator of our operating performance and Adjusted EBITDA Margin is useful because it provides insight on profitability.

The tables below present a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net loss and net loss margin:

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Net loss	$(67,719)	$(7,985)	$(59,734)	748.1%
Interest expense (income)	(471)	(7,708)	7,237	(93.9%)
Depreciation and amortization expense	1,308	808	500	61.9%
Loss on debt extinguishment	48,774	15,244	33,530	220.0%
Income tax expense (benefit)	(374)	11	(385)	(3500.0%)
Stock-based compensation	2,512	1,082	1,430	132.2%
Non-recurring professional fees (1)	1,988	2,129	(141)	(6.6%)
Adjusted EBITDA	$(13,982)	$3,581	$(17,563)	(490.4%)

Total revenues	$39,878	$68,458	$(28,580)	(41.7%)

Net loss margin	(169.8)%	(11.7)%		(158.2%)
Adjusted EBITDA Margin	(35.1)%	5.2%		(40.3%)

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Net loss	$(84,931)	$(23,922)	$(61,009)	255.0%
Interest expense (income)	487	(5,869)	6,356	(108.3%)
Depreciation and amortization expense	2,609	1,864	745	40.0%
Loss on debt extinguishment	48,774	15,244	33,530	220.0%
Income tax expense	187	28	159	567.9%
Stock-based compensation	3,738	2,569	1,169	45.5%
Non-recurring professional fees (1)	2,245	2,611	(366)	(14.0%)
Adjusted EBITDA	$(26,891)	$(7,475)	$(19,416)	259.7%

Total revenues	$71,614	$92,566	$(20,952)	(22.6%)

Net loss margin	(118.6)%	(25.8)%		(92.8%)
Adjusted EBITDA Margin	(37.5)%	(8.1)%		(29.5%)

(1)
Professional fees represent (i) consulting, legal, accounting, and other expenses in connection with the evaluation of and/or execution of non-recurring capital markets transactions in 2026 and 2025, (ii) certain consulting, legal, and corporate expenses in connection with debt modifications that occurred in April 2025, and (iii) certain non-recurring placement fees associated with key hires in 2026 and 2025.

Adjusted Gross Profit and Adjusted Gross Margin to GAAP Gross Profit and Gross Margin Reconciliation

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. GAAP gross profit is the GAAP measure most directly comparable to Adjusted Gross Profit, and GAAP Gross Margin is the GAAP measure most directly comparable to Adjusted Gross Margin. We define Adjusted Gross Profit as GAAP gross profit, adjusted to exclude reimbursable variable revenues and costs. We define Adjusted Gross Margin as Adjusted Gross Profit divided by total revenues less reimbursable variable revenues. Reimbursable variable revenues and costs represent certain revenues and expenses where we serve as the principal in transactions and control the use and timing of the products and services that are being utilized. These costs represent our primary obligation and are recovered from customers at cost without markup pursuant to the terms of our contracts. While reimbursable variable costs are excluded because they have immaterial net margin impact, they do represent real cash flows and contractual obligations that affect our working capital and liquidity.

We present Adjusted Gross Profit and Adjusted Gross Margin because we believe these measures provide management and investors with a more meaningful view of the underlying economics and profitability of our core operations. Because reimbursable variable revenues and costs are recorded on a gross basis under GAAP and, by design, offset one another with no material contribution to profit, their inclusion in GAAP revenues and cost of revenues can cause reported gross margin percentages to fluctuate significantly depending on the frequency of underlying activities which can be driven by unpredictable changes in market conditions. By excluding these revenues, Adjusted Gross Margin reflects the margin we earn on the goods and services where we bear economic risk, exercise pricing judgment, and generate value for our customers.

We use Adjusted Gross Profit and Adjusted Gross Margin internally to evaluate segment-level performance, assess pricing and cost trends, and benchmark our profitability against peers whose revenue recognition practices may differ with respect to reimbursable items. We believe this perspective enhances investors’ understanding of the operating leverage and margin trajectory of our business.

Adjusted Gross Profit and Adjusted Gross Margin have limitations as analytical tools. They are not substitutes for GAAP gross profit or GAAP gross margin, and our calculations may not be comparable to similarly titled measures reported by other companies because other entities may not define or calculate these measures in the same manner. Accordingly, these non-GAAP measures should be considered alongside, and not as alternatives to, the GAAP financial measures included in our unaudited condensed consolidated financial statements and consolidated financial statements.

The tables below present a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to gross profit and gross margin:

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Total revenues	$39,878	$68,458	$(28,580)	(41.7%)
Total cost of revenues	31,138	52,426	(21,288)	(40.6%)
Less: depreciation and amortization expense	1,308	808	500	61.9%
Total gross profit	$7,432	$15,224	$(7,792)	(51.2%)
Less: reimbursable variable revenue	(6,380)	(4,393)	(1,987)	45.2%
Add: reimbursable variable cost	6,380	4,269	2,111	49.4%
Adjusted Gross Profit	$7,432	$15,100	$(7,668)	(50.8%)

Gross margin	18.6%	22.2%		(3.6%)
Adjusted Gross Margin	22.2%	23.6%		(1.4%)

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Total revenues	$71,614	$92,566	$(20,952)	(22.6%)
Total cost of revenues	56,381	72,839	(16,458)	(22.6%)
Less: depreciation and amortization expense	2,609	1,864	745	40.0%
Total gross profit	$12,624	$17,863	$(5,239)	(29.3%)
Less: reimbursable variable revenue	(12,987)	(8,209)	(4,778)	58.2%
Add: reimbursable variable cost	12,987	8,050	4,937	61.3%
Adjusted Gross Profit	$12,624	$17,704	$(5,080)	(28.7%)

Gross margin	17.6%	19.3%		(1.7%)
Adjusted Gross Margin	21.5%	21.0%		0.5%

Operational Measures

Contracted Power System Sales Backlog

Contracted Power System Sales Backlog represents the actual contracted value for purchases of power systems and ESI services, whether invoiced or not, to be invoiced and recognized as revenue as a result of performing our obligations over the term of the contract, assuming no exceptions or contingencies are exercised.

We believe Contracted Power System Sales Backlog is an important operating metric because it provides visibility into future revenue from power system sales, reflects underlying demand for our power systems, and helps us plan production, procurement, and workforce requirements.

Contracted Power System Sales Backlog as of June 30, 2026 was approximately $1.7 billion, an increase of $1.5 billion, as compared to June 30, 2025. This increase was driven by new contracts with data center customers, partially offset by net reductions in backlog from utility and commercial and industrial customers as revenue recognized during the period exceeded new bookings in those segments.

Substantially all backlog growth year-over-year was attributable to contracts with data center customers, reflecting strong demand for speed-to-power solutions to support accelerated data center development timelines and increasing power requirements associated with artificial intelligence (“AI”) and digital infrastructure. Geographically, the backlog growth year-over-year was driven predominantly by projects located in Texas, reflecting customer demand in a market characterized by significant load growth and interconnection constraints.

We believe the increase in backlog year-over-year was also supported by our ability to offer near-term deployment timelines, with most new contracts reflecting expected delivery within 12 to 18 months, which we believe is a key differentiator for customers facing multi-year grid interconnection timelines.

Annualized Recurring Service Revenue

Annualized Recurring Service Revenue represents the annualized value of recurring revenue under contracted operations and maintenance service and asset management agreements as of the measurement date, including both fixed contractual payments and variable payments based on typical utilization of such services.

We believe Annualized Recurring Service Revenue is an important operating metric because it reflects a stable base of recurring revenue which is less dependent on new power system sales and more indicative of ongoing services.

	As of June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Annualized Recurring Service Revenue	$23,601	$20,047	$3,554	17.7%

Annualized Recurring Service Revenue increased $3.6 million, or 17.7%, as of June 30, 2026 as compared to June 30, 2025. This increase is primarily due to additional systems we have commissioned with associated services contracts.

Installed Base

Installed Base represents the total installed megawatt capacity of our power systems that have been deployed and are currently operational.

We believe Installed Base is an important operating metric because it reflects the scale of our equipment footprint in the field and is broadly representative of our assets under ongoing services contracts. Most of our deployments include the comprehensive design, delivery, installation and long-term services provided by the ERock Platform.

A larger Installed Base expands our potential to generate ongoing service revenue through maintenance agreements, parts sales, monitoring services, and equipment upgrades or replacements. It also provides insight into customer adoption of our products and the long-term demand for our service offerings.

	As of June 30,		Change
	2026	2025	Amount	%
Installed Base in Megawatts	1,104	979	126	12.8%

Installed Base increased by 126 megawatts, or 12.8%, as of June 30, 2026 as compared to June 30, 2025. This increase is primarily due to additional systems deployed to customers since the prior period.

Key Factors Affecting Our Performance

Power and Distributed Generation Demand

Our performance depends on demand for distributed energy generation solutions across data centers, utility and commercial and industrial sectors. Market demand is influenced by trends in electricity usage, including electrification of transportation and buildings, reshoring of manufacturing and rapid growth in data center and AI driven load, as well as customers’ capital spending levels and expectations for the availability, pricing and reliability of grid sourced power. Changes in regulatory policies, technological alternatives, macroeconomic conditions or shifts in customer procurement priorities could materially affect demand for our products.

Cost and Availability of Components or Materials

Our financial performance is affected by the cost, availability and quality of the components and materials used in our power systems. We rely on third-party suppliers, including some that are located overseas, and we are exposed to risks from supply-chain disruptions, commodity price fluctuations, labor and material shortages, geopolitical instability and changes in trade policies or tariffs. Increases in material prices that cannot be passed through to customers, or delays caused by supplier constraints, may lead to installation delays, cancellations or reduced margins.

Regulatory Environment

The construction, installation, operation and economic value of our power systems are subject to federal, state and local regulations relating to building codes, safety, environmental and climate protection, domestic content requirements and related matters, as well as energy market rules, regulations and tariffs. Changes in regulation may extend development timelines or make the deployment of our power systems less economically attractive.

Execution on Pipeline and Expanding Commercial Opportunities

Our growth depends on our ability to convert identified pipeline projects into executed contracts and successfully completed installations. The markets we target are rapidly evolving, and the viability of new commercial opportunities is influenced by shifting customer requirements, emerging technologies, regulatory and permitting dynamics and broader macroeconomic conditions. Failure to execute on our existing pipeline or to expand our commercial footprint in the data center, utility and C&I markets could negatively impact our financial performance.

Timely Project Delivery

Our business depends on our ability to complete generator assembly and power system installations on schedule, as delivery timelines affect both revenue recognition and customer satisfaction. Installation cycles are subject to risks beyond our control, such as required governmental approvals and permits and customer site readiness. Delays in the delivery and installation of our power systems may lead to penalty payments or order cancellations, each of which may adversely affect our financial results.

Factors Affecting the Comparability of Our Financial Results

Impact of the Reorganization

Following the completion of our IPO, we are classified as a corporation for U.S. federal and state income tax purposes. Our predecessor, ER Holdings, is classified as a partnership for U.S. federal income tax purposes and, as such, has generally not been subject to entity-level U.S. federal income tax. Accordingly, unless otherwise specified, the historical results of operations and other financial information set forth in this Quarterly Report do not include any provision for U.S. federal income tax. The Reorganization was accounted for as a reorganization of entities under common control. As a result, our unaudited condensed consolidated financial statements recognize the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical unaudited condensed consolidated financial statements of ER Holdings. In addition, in connection with the Reorganization and the IPO, we have entered into the Tax Receivable Agreement pursuant to which we will be required to pay certain Continuing Equity Unitholders, certain current or former employees of ER Holdings who hold Class M Units (the “Continuing Profits Interest Unitholders”) and certain entities interposed between certain pre-IPO owners that received shares of Class A common stock of us pursuant to the Blocker Mergers (including Energy Impact Fund (FT-B) LP) (the “Blocked Unitholders”) (together, the “TRA Beneficiaries”) 85% of the net cash savings, if any, that we are deemed to realize as a result of our use of certain tax benefits described under “Certain Relationships and Related Person Transactions—Proposed Transactions with ERock, Inc.—Tax Receivable Agreement” in the Prospectus.

Public Company Expenses

We have incurred and expect to incur additional recurring administrative expenses as a result of becoming a publicly traded corporation that we have not previously incurred, including costs of the IPO and costs associated with SEC reporting and compliance requirements, annual and quarterly reports to shareholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley compliance readiness, and director and officer compensation.

Components of Results of Operations

Revenues

We generate revenue from two primary sources: power system sales and ongoing services. Power system sales can be a combination of power system sales product revenues and power system sales installation services revenues. Each of power system sales and ongoing services can also include warranty services.

Power System Sales Revenues

Power System Sales Product Revenues (Generators): We sell generators to commercial, industrial and utility customers. We generally recognize product revenue from the sale of generators at a point in time when control is transferred to the customers upon completion of factory acceptance testing. In certain “bill-and-hold” arrangements where the customer requests us to warehouse the generator until the site is ready for installation, control transfers when the generator is ready for physical transfer to the customer, as we have a present right to payment, the customer can direct the use of the generators (i.e. requests shipment to its facility), and legal title has passed to the customer. Furthermore, the generator is identified separately as belonging to the customer, and we cannot use the generator or direct it to another customer.

Power system sales product revenue is driven by contracting for new power system projects, executing on our Contracted Power System Sales Backlog and the timing of assembly and delivery of our generators to customers pursuant to ESI agreements. In 2025, we transitioned the assembly of our generators in-house at our Titan facility, and we expect to commence operations of our Hyperion facility in the second half of 2026, which we expect to increase power system sales product revenue in 2026 compared to 2025 and 2024 due to higher demand and improved efficiencies in our assembly and delivery capabilities.

Power System Sales Installation Services Revenues: We provide services to prepare, construct, and install distributed generation power systems designed to provide bridge, backup and dispatchable power solutions for data centers, C&I, and utility customers. These service contracts can occur over several months or a multi-year period. The revenues through service contracts are generated under fixed-price contracts with certain reimbursable variable costs. We recognize revenue over time because our performance creates or enhances an asset that the customer controls as the asset is created or enhanced. We measure progress using the cost-to-cost method (percentage of costs incurred to total estimated costs), as this best depicts the transfer of value to the customer.

Power system sales installation services revenue is driven by contracting for new power system projects, executing on our Contracted Power System Sales Backlog, and the achievement of milestones in the design, construction and installation of our power systems pursuant to ESI agreements.

Ongoing Services Revenues

Ongoing Services: We provide ongoing services to operate and maintain distributed generation power systems designed to provide bridge, backup and dispatchable power for our customers. These services primarily consist of maintenance services and asset management services arrangements. Our ongoing services are generally stand-ready obligations satisfied over time. For fixed-fee arrangements, we recognize revenue either (i) ratably over the contract term, or (ii) on an as-invoiced basis, related to corrective work completed as needed. We also provide extended warranty services in connection with ongoing services that are identified as a separate performance obligation and are recognized ratably over the extended warranty period.

Ongoing services revenue is driven by commissioned power systems and performing our obligations pursuant to O&M and asset management agreements. We expect our ongoing services revenue to increase as we grow our installed base.

Service-Type Warranty: We sell separately priced service-type warranties that provide coverage beyond the standard manufacturer’s warranty. Revenues from these warranties are recognized ratably over the warranty period.

Cost of Revenues

Total cost of revenues consists of cost of power system sales revenues, which includes cost of power system sales product revenues and cost of power system sales installation services revenues, and cost of ongoing services revenues and excludes depreciation and amortization expense. The cost of ongoing services revenues can also include cost of warranty services revenues.

Cost of Power System Sales Revenues

Cost of Power System Sales Product Revenues (Generators): Cost of power system sales product revenues primarily reflect the direct expenditures associated with the engineering, procurement of the components and materials for, and assembly of, our power systems, including our reciprocating engines. These costs are generally recognized at the point in time when control of the product is transferred to the customer. We expect that the cost of power system sales product revenues to increase as we contract for new power system projects, execute on our Contracted Power System Sales Backlog.

Cost of Power System Sales Installation Services Revenues: Cost of power system sales installation services revenues reflect the construction and installation of our power systems at the customer’s site. These costs include the cost of labor to design our power systems, the cost of components and materials to build our power systems, the cost of labor to assemble and deliver our generators and the cost of labor and materials to construct and install our power systems. Costs related to power system sales installation services revenues are recognized over time in a manner consistent with the recognition of the associated revenues, as project milestones are achieved or services are performed and accepted by the customer.

Costs of warranties for power system sales are recognized as incurred and include labor, parts and allocated overhead necessary to perform repair services. We do not accrue these costs and recognize the expense in the period the services are performed.

Cost of Ongoing Services Revenues

Cost of ongoing services revenues primarily consists of the expenses associated with operating, maintaining and managing our power systems pursuant to Ongoing Services agreements. These costs span the term of each Ongoing Services agreement, beginning with the final commissioning and integration phase of installation and continuing with the operation, maintenance and asset management of the applicable power system. These costs include the cost of labor to operate and maintain our power systems, the cost of components and materials to maintain our power systems and the cost of labor to manage electricity and natural gas market participation of our power systems. We expect the cost of ongoing services revenues to increase as we grow our installed base. Costs of warranties for ongoing services are recognized as incurred and include labor, parts and allocated overhead necessary to perform repair services. We do not accrue these costs and recognize the expense in the period the services are performed.

Operating Expenses

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of payroll and employee benefits, including health insurance, 401(k) contributions, and annual incentive compensation, for corporate staff, as well as external professional fees, sales and marketing expenses and other miscellaneous expenses including utilities, rent and insurance costs. We expect our G&A expenses to increase in future periods due to additional costs associated with operating as a public company, including increased legal and accounting expenses, as well as incremental headcount necessary to support our continued growth.

Depreciation and Amortization Expenses

We depreciate our assets on a straight-line basis over their estimated useful lives, which generally range from five to 15 years. We expect depreciation and amortization expenses to increase in future periods as we continue to build out our new facility and expand our overall production capacity.

Interest Expense

Interest expense for the period primarily reflects charges incurred under our long-term debt facilities and financing obligations. We expect these costs to decrease in future periods as a result of the full retirement of all long-term debt facilities during the quarter. By eliminating this principal and having no outstanding long-term debt, we have lowered our overall cost of capital and improved our net interest margins moving forward.

Other Income, Net

Other income primarily reflects financial results from activities secondary to our core power systems operations. This primarily includes interest income earned on cash and cash equivalents held in interest-bearing money market accounts, which are maintained to support liquidity for future project deployments.

Income Tax Expense

Determining income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits requires significant management judgment and involves estimates. Because we operate in multiple tax jurisdictions, uncertain tax positions are evaluated and recognized based on a “more likely than not” threshold and may be subject to examination by tax authorities. Changes in tax laws, interpretations, or the outcomes of tax audits could materially affect our financial position, results of operations, and cash flows in future periods. We expect that the provision for income taxes will increase in future periods due to the forecasted growth in revenues and net income associated with our contract backlog.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and June 30, 2025

The following tables present selected unaudited condensed consolidated statements of operations data for the periods indicated. This information is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report.

	Three Months Ended
(dollars in thousands)	June 30,		Change
Condensed Consolidated Statements of Operations	2026	2025	Amount	%
Power system sales product revenues	$16,163	$43,319	$(27,156)	(62.7%)
Power system sales installation services revenues	10,351	14,077	(3,726)	(26.5%)
Power system sales revenues	26,514	57,396	(30,882)	(53.8%)
Ongoing services revenues	13,364	11,062	2,302	20.8%
Total revenues	39,878	68,458	(28,580)	(41.7%)
Cost of power system sales product revenues, excluding depreciation and amortization	12,112	34,360	(22,248)	(64.8%)
Cost of power system sales installation services revenues, excluding depreciation and amortization	8,058	8,446	(388)	(4.6%)
Cost of power system sales revenues, excluding depreciation and amortization	20,170	42,806	(22,636)	(52.9%)
Cost of ongoing services revenues, excluding depreciation and amortization	10,968	9,620	1,348	14.0%
Total cost of revenues, excluding depreciation and amortization	31,138	52,426	(21,288)	(40.6%)
General and administrative expenses	27,280	15,726	11,554	73.5%
Depreciation and amortization expense	1,308	808	500	61.9%
Loss from operations	(19,848)	(502)	(19,346)	3853.8%
Interest (expense) income	(2,392)	7,681	(10,073)	(131.1%)
Loss on debt extinguishment	(48,774)	(15,244)	(33,530)	220.0%
Other income, net	2,921	91	2,830	3109.9%
Loss before income taxes	(68,093)	(7,974)	(60,119)	753.9%
Income tax (expense) benefit	374	(11)	385	(3500.0%)
Net loss	(67,719)	(7,985)	(59,734)	748.1%
Deemed dividends related to Series A preferred units	(657)	(770)	113	(14.7%)
Net loss attributable to common units	$(68,376)	$(8,755)	$(59,621)	681.0%

Net loss applicable to pre-IPO period	(52,836)	—	(52,836)	N/A
Net loss attributable to noncontrolling interest	(11,900)	—	(11,900)	N/A
Net loss attributable to ERock, Inc.	$(2,983)	$—	$(2,983)	N/A

Other Financial Data:
Net loss margin	(169.8)%	(11.7)%		(158.2%)
Adjusted EBITDA	$(13,982)	$3,581	$(17,563)	(490.4%)
Adjusted EBITDA margin	(35.1)%	5.2%		(40.3%)

	Six Months Ended
(dollars in thousands)	June 30,		Change
Condensed Consolidated Statements of Operations	2026	2025	Amount	%
Power system sales product revenues	$21,320	$49,391	$(28,071)	(56.8%)
Power system sales installation services revenues	21,116	22,037	(921)	(4.2%)
Power system sales revenues	42,436	71,428	(28,992)	(40.6%)
Ongoing services revenues	29,178	21,138	8,040	38.0%
Total revenues	71,614	92,566	(20,952)	(22.6%)
Cost of power system sales product revenues, excluding depreciation and amortization	15,892	39,788	(23,896)	(60.1%)
Cost of power system sales installation services revenues, excluding depreciation and amortization	16,288	14,295	1,993	13.9%
Cost of power system sales revenues, excluding depreciation and amortization	32,180	54,083	(21,903)	(40.5%)
Cost of ongoing services revenues, excluding depreciation and amortization	24,201	18,756	5,445	29.0%
Total cost of revenues, excluding depreciation and amortization	56,381	72,839	(16,458)	(22.6%)
General and administrative expenses	48,223	32,592	15,631	48.0%
Depreciation and amortization expense	2,609	1,864	745	40.0%
Loss from operations	(35,599)	(14,729)	(20,870)	141.7%
Interest (expense) income	(3,844)	5,703	(9,547)	(167.4%)
Loss on debt extinguishment	(48,774)	(15,244)	(33,530)	220.0%
Other income, net	3,473	376	3,097	823.7%
Loss before income taxes	(84,744)	(23,894)	(60,850)	254.7%
Income tax expense	(187)	(28)	(159)	567.9%
Net loss	(84,931)	(23,922)	(61,009)	255.0%
Deemed dividends related to Series A preferred units	(1,473)	(1,525)	52	(3.4%)
Net loss attributable to common units	$(86,404)	$(25,447)	$(60,957)	239.5%

Net loss applicable to pre-IPO period	(70,048)	—	(70,048)	N/A
Net loss attributable to noncontrolling interest	(11,900)	—	(11,900)	N/A
Net loss attributable to ERock, Inc.	$(2,983)	$—	$(2,983)	N/A

Other Financial Data:
Net loss margin	(118.6)%	(25.8)%		(92.8%)
Adjusted EBITDA	$(26,891)	$(7,475)	$(19,416)	259.7%
Adjusted EBITDA margin	(37.5)%	(8.1)%		(29.5%)

Net Loss and Net Loss Margin

Net loss increased by $59.7 million, or 748.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily attributable to a $33.5 million increase in the loss on debt extinguishments related to extinguishments of our convertible notes and term loan, an $11.6 million increase in general and administrative expenses associated with operating as a public company and supporting the Company's growth initiatives, a $10.1 million increase in interest expense due to gains recognized on fair value adjustments on debt instruments in the same prior year period, and a $7.3 million decrease in gross profit (excluding depreciation and amortization) driven by lower power system sales revenue primarily related to lower activity as compared to the same prior year period, partially offset by improved profitability from ongoing services. The increase in general and administrative expenses was primarily driven by a $7.1 million increase in total employee compensation and benefits, including $3.1 million in salaries, $2.0 million in bonus expense based on the 2026 target payout, $1.4 million in stock-based compensation expense primarily associated with new equity awards granted in June 2026, and $0.6 million in employee benefits; a $1.4 million increase in audit and tax consulting fees, primarily related to IPO readiness and public company compliance activities; a $0.9 million increase in office expenses, primarily due to higher utilities, rent, and maintenance costs associated with the ramp-up of the Hyperion manufacturing facility; and a $0.9 million increase in taxes and licenses, primarily attributable to franchise and sales taxes resulting from higher assessed values, increased inventory levels, and updated tax rates across key operating locations, These impacts were partially offset by a $2.8 million increase in other income, net.

Net loss increased by $61.0 million, or 255.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily attributable to a $33.5 million increase in the loss on debt extinguishments related to extinguishments of our convertible notes and term loan, a $15.6 million increase in general and administrative expenses associated with operating as a public company and supporting the Company's growth initiatives, a $9.5 million increase in interest expense due to gains recognized on fair value adjustments on debt instruments in the same prior year period, and a $4.5 million decrease in gross profit (excluding depreciation and amortization), driven by lower power system sales revenue primarily related to lower activity as compared to the same prior year period, partially offset by improved profitability from ongoing services. The increase in general and administrative expenses was primarily driven by a $8.3 million increase in total employee compensation and benefits, including $5.1 million in salaries, $1.7 million in bonus expense based on the 2026 target payout, $1.2 million in stock-based compensation expense primarily associated with new equity awards granted in June 2026, and $0.4 million in employee benefits; a $2.5 million increase in audit and tax consulting fees, primarily related to IPO readiness and public company compliance activities; a $1.5 million increase in office expenses, primarily due to higher utilities, rent, and maintenance costs associated with the ramp-up of the Hyperion manufacturing facility; and a $1.5 million increase in taxes and licenses, primarily attributable to franchise and sales taxes resulting from higher assessed values, increased inventory levels, and updated tax rates across key operating locations; These impacts were partially offset by a $3.1 million increase in other income, net.

Net loss margin declined by 158.2%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decline was primarily driven by a $59.7 million increase in net loss, as described above, coupled with a $28.6 million, or 41.7%, decrease in total revenues.

Net loss margin declined by 92.8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decline was primarily driven by a $61.0 million increase in net loss, as described above, coupled with a $21.0 million, or 22.6%, decrease in total revenues.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA declined to a loss of $14.0 million for the three months ended June 30, 2026, from a gain of $3.6 million for the three months ended June 30, 2025, and a loss of $26.9 million for the six months ended June 30, 2026, from a loss of $7.5 million for the six months ended June 30, 2025. These declines were primarily attributable to lower gross profit resulting from decreases in total revenue of $28.6 million, or 41.7%, and $21.0 million, or 22.6%, for the three- and six-month periods, respectively, compared with the corresponding prior-year periods. The revenue decreases were primarily driven by lower power system sales volumes, as the prior-year periods benefited from a significant delivery of generators from inventory that had been manufactured over multiple quarters, with no comparable delivery during the current-year periods. These declines also reflected increases in general and administrative expenses of $11.6 million and $15.6 million for the three months ended June 30, 2026 and six months ended June 30, 2026 respectively, primarily associated with operating as a public company and supporting the Company’s growth initiatives. These impacts were partially offset by continued growth in ongoing services revenues and improved profitability within the ongoing services business.

Adjusted EBITDA Margin declined by 40.3% for the three months ended June 30, 2026, compared to 29.5% for the six months ended June 30, 2026. The decline was primarily attributable to lower gross profit resulting from reduced power system product sales, as the comparable prior-year period benefited from a significant delivery of generators that did not recur in the current period, Adjusted EBITDA margin was also adversely affected by increased general and administrative expenses associated with operating as a public company and supporting growth initiatives. These impacts were partially offset by continued growth in ongoing services revenues and improved margins within the ongoing services business.

For more information regarding our non-GAAP measures Adjusted EBITDA and Adjusted EBITDA Margin, and a reconciliation to their most comparable GAAP measures, see “—Non-GAAP Financial Measures.”

Total Revenues

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Power system sales product revenues	$16,163	$43,319	$(27,156)	(62.7%)
Power system sales installation services revenues	10,351	14,077	(3,726)	(26.5%)
Power system sales revenues	26,514	57,396	(30,882)	(53.8%)
Ongoing services revenues	13,364	11,062	2,302	20.8%
Total revenues	$39,878	$68,458	$(28,580)	(41.7%)

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Power system sales product revenues	$21,320	$49,391	$(28,071)	(56.8%)
Power system sales installation services revenues	21,116	22,037	(921)	(4.2%)
Power system sales revenues	42,436	71,428	(28,992)	(40.6%)
Ongoing services revenues	29,178	21,138	8,040	38.0%
Total revenues	$71,614	$92,566	$(20,952)	(22.6%)

Total revenues for the three months ended June 30, 2026, were $39.9 million, a decrease of $28.6 million, or 41.7%, compared to $68.5 million for the three months ended June 30, 2025. This decrease was primarily driven by a $27.2 million decrease in power system sales; and a decrease of $3.7 million in installation revenue, which was partially offset by a $2.3 million increase in ongoing services.

Total revenues for the six months ended June 30, 2026, were $71.6 million, a decrease of $21.0 million, or 22.6%, compared to $92.6 million for the six months ended June 30, 2025. This decrease was primarily driven by a $28.1 million decrease in power system sales; and a decrease of $0.9 million in installation revenue, which was partially offset by a $8.0 million increase in ongoing services.

At June 30, 2026, we have approximately $1.7 billion in Contracted Power System Sales Backlog. Based on our current delivery capacity and production capacity at our Titan facility and the anticipated commencement of operations at our Hyperion facility in the second half of 2026, we expect to execute on this backlog over approximately two years. As a result, we expect to increase our total revenues in these years, primarily relating to power system sales product and installation services revenues, with ongoing services revenues expected to grow as additional systems are commissioned. Our ability to execute on this backlog as anticipated is subject to a number of risks and uncertainties including: (1) the risk that customers fail to meet or seek to modify their contractual commitments, (2) disruptions to our assembly operations or supply chain, and (3) broader macroeconomic conditions that could affect our customers’ ability to finance their purchases.

Power system sales product revenues

Power system sales product revenues decreased by $27.2 million, or 62.7%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was driven by lower product sales in the current period of $27.2 million, as the comparable prior-year period benefited from a large delivery of generators out of inventory that had been manufactured over multiple quarters, resulting in the company recognizing significant revenues.

Power system sales product revenues decreased by $28.1 million, or 56.8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was primarily driven by lower product sales in the current period of $28.1 million, as the comparable prior-year period benefited from a large delivery of generators out of inventory that had been manufactured over multiple quarters, resulting in the Company recognizing significant revenues.

Power system sales installation services revenues

Power system sales installation services revenues decreased by $3.7 million, or 26.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was driven by lower installation activity and timing of key project milestone achievements on customer sites requiring installation services, with the comparable prior-year period benefiting from the completion of a greater number of installation milestones.

Power system sales installation services revenues decreased by $0.9 million, or 4.2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was driven by lower installation activity and timing of key project milestone achievements on customer sites requiring installation services, with the comparable prior-year period benefiting from the completion of a greater number of installation milestones.

Ongoing services revenues

Ongoing services revenues increased by $2.3 million, or 20.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by a $2.0 million increase in reimbursable revenue and a $0.5 million increase in service activity related to our expanding installed base of power systems and increased demand for maintenance and support services. Also contributing to the increase was approximately $0.2 million of higher billable and contract service work performed versus the prior period.

Ongoing services revenues increased by $8.0 million, or 38.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily driven by a $4.8 million increase in reimbursable revenue and a $1.7 million increase in service activity related to our expanding installed base of power systems and increased demand for maintenance and support services. Also contributing to the increase was approximately $0.6 million of major project upgrade activity, $0.5 million of unplanned billable service work performed during the year, and approximately $0.6 million of miscellaneous work versus the prior period.

Total Cost of Revenues

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Cost of power system sales product revenues, excluding depreciation and amortization	$12,112	$34,360	$(22,248)	(64.8%)
Cost of power system sales installation services revenues, excluding depreciation and amortization	8,058	8,446	(388)	(4.6%)
Cost of power system sales revenues, excluding depreciation and amortization	20,170	42,806	(22,636)	(52.9%)
Cost of ongoing services revenues, excluding depreciation and amortization	10,968	9,620	1,348	14.0%
Total cost of revenues, excluding depreciation and amortization	$31,138	$52,426	$(21,288)	(40.6%)

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Cost of power system sales product revenues, excluding depreciation and amortization	$15,892	$39,788	$(23,896)	(60.1%)
Cost of power system sales installation services revenues, excluding depreciation and amortization	16,288	14,295	1,993	13.9%
Cost of power system sales revenues, excluding depreciation and amortization	32,180	54,083	(21,903)	(40.5%)
Cost of ongoing services revenues, excluding depreciation and amortization	24,201	18,756	5,445	29.0%
Total cost of revenues, excluding depreciation and amortization	$56,381	$72,839	$(16,458)	(22.6%)

Total cost of revenues decreased by $21.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was primarily attributable to a $22.2 million reduction in power system product cost of revenues. This decrease was partially offset by a $1.3 million increase in ongoing services cost of revenues driven by higher service activity supporting the Company’s growing installed fleet.

Total cost of revenues decreased by $16.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was primarily attributable to a $23.9 million reduction in power system product cost of revenues. This decrease was partially offset by a $2.0 million increase in installation services cost of revenues due to sites moving into installation phase and a $5.4 million increase in ongoing services cost of revenues, driven by increased installation activity and the continued growth of the Company’s installed fleet.

As of June 30, 2026, we have approximately $1.7 billion in Contracted Power System Sales Backlog. As we execute on our Contracted Power System Sales Backlog over the approximately two-year period, we anticipate total cost of revenues to increase commensurate with higher revenue. However, we expect revenues to grow faster than costs, leading to improved margins compared to 2025 levels, driven by operational efficiencies from our Titan and Hyperion facilities, installation cost improvements from the standardization and pre-configuration of our RockBlock systems, and the largely fixed-cost nature of our O&M infrastructure relative to our growing installed base. This expected improvement is subject to risks including: (1) unforeseen increases in component or raw material costs, (2) supply chain disruptions, (3) labor cost increases, and (4) delays or higher than anticipated startup costs at our Hyperion facility, any of which could adversely affect the margin improvement we currently anticipate.

Cost of power system sales product revenues

Cost of power system sales product revenues decreased $22.2 million, or 64.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was driven by lower material costs associated with reduced power system product deliveries during the current period. The comparable prior-year period reflected higher product-related cost of revenues due to the delivery of a significant volume of generators out of inventory that had been manufactured over multiple preceding quarters.

Cost of power system sales product revenues decreased $23.9 million, or 60.1%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was driven by lower material costs associated with reduced power system product deliveries during the current period. The comparable prior-year period reflected higher product-related cost of revenues due to the delivery of a significant volume of generators out of inventory that had been manufactured over multiple preceding quarters.

Cost of power system sales installation revenues

Cost of power system sales installation revenues decreased $0.4 million, or 4.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily driven by lower installation activity costs resulting from fewer power system deployments during the current period.

Cost of power system sales installation revenues increased $2.0 million, or 13.9%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was driven by higher installation activity associated with the progression of customer projects and the achievement of key project milestones requiring installation and commissioning services.

Cost of ongoing services revenues

Cost of ongoing services revenues increased $1.3 million, or 14.0%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was driven by higher service activity associated with the growth of our installed base of power systems, including increased maintenance services, and additional billable service work performed during the period.

Cost of ongoing services revenues increased $5.4 million, or 29.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was driven by higher service activity associated with the growth of our installed base of power systems, including increased maintenance services, and additional billable service work performed during the period.

Operating Expenses

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
General and administrative expenses	$27,280	$15,726	$11,554	73.5%
Depreciation and amortization expense	1,308	808	500	61.9%
	$28,588	$16,534	$12,054	72.9%

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
General and administrative expenses	$48,223	$32,592	$15,631	48.0%
Depreciation and amortization expense	2,609	1,864	745	40.0%
	$50,832	$34,456	$16,376	47.5%

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2026 were $28.6 million, an increase of $12.1 million, or 72.9%, compared to $16.5 million for the three months ended June 30, 2025. The increase was driven by a $11.6 million increase in general and administrative expenses and a $0.5 million increase in depreciation and amortization expenses.

Total operating expenses for the six months ended June 30, 2026 were $50.8 million, increase of $16.4 million, or 47.5%, compared to $34.5 million for the six months ended June 30, 2025. The increase was driven by a $15.6 million increase in general and administrative expenses and a $0.7 million increase in depreciation and amortization expenses.

General and Administrative

General and administrative expenses increased by $11.6 million, or 73.5%, for three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by a $7.1 million increase in total employee compensation and benefits, including $3.1 million in salaries, $2.0 million in bonus expense based on the 2026 target payout, $1.4 million in stock-based compensation expense primarily associated with new equity awards granted in June 2026, and $0.6 million in employee benefits; a $1.4 million increase in audit and tax consulting fees, primarily related to IPO readiness and public company compliance activities; a $0.9 million increase in office expenses, primarily due to higher utilities, rent, and maintenance costs associated with the ramp-up of the Hyperion manufacturing facility; and a $0.9 million increase in taxes and licenses, primarily attributable to franchise and sales taxes resulting from higher assessed values, increased inventory levels, and updated tax rates across key operating locations.

General and administrative expenses increased by $15.6 million, or 48.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by a $8.3 million increase in total employee compensation and benefits, including $5.1 million in salaries, $1.7 million in bonus expense based on the 2026 target payout, $1.2 million in stock-based compensation expense primarily associated with new equity awards granted in June 2026, and $0.4 million in employee benefits; a $2.5 million increase in audit and tax consulting fees, primarily related to IPO readiness and public company compliance activities; a $1.5 million increase in office expenses, primarily due to higher utilities, rent, and maintenance costs associated with the ramp-up of the Hyperion manufacturing facility; and a $1.5 million increase in taxes and licenses, primarily attributable to franchise and sales taxes resulting from higher assessed values, increased inventory levels, and updated tax rates across key operating locations.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million, or 61.9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by the increase in amortization expenses related to capitalized software and other intangible assets used to support operational and corporate systems along with investments in equipment, infrastructure, and other fixed assets primarily related to our Titan and Hyperion facilities which were placed into service to support our expanding operations and growing installed base of power systems.

Depreciation and amortization expense increased by $0.7 million, or 40.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by the increase in amortization expenses related to capitalized software and other intangible assets used to support operational and corporate systems along with investments in equipment, infrastructure, and other fixed assets primarily related to our Titan and Hyperion facilities which were placed into service to support our expanding operations and growing installed base of power systems.

Interest Expense

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Interest (expense) income	$(2,392)	$(5,552)	$3,160	(56.9%)
Interest income - fair value adjustments on debt instruments	—	13,233	(13,233)	(100.0%)
Interest (expense) income	$(2,392)	$7,681	$(10,073)	(131.1%)

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Interest (expense) income	$(6,203)	$(9,729)	$3,526	(36.2%)
Interest income - fair value adjustments on debt instruments	2,359	15,432	(13,073)	(84.7%)
Interest (expense) income	$(3,844)	$5,703	$(9,547)	(167.4%)

Interest expense decreased $3.2 million to $2.4 million for the three months ended June 30, 2026 compared to $5.6 million for the three months ended June 30, 2025. Interest income related to fair value adjustments on debt instruments decreased $13.2 million to $0 for the three months ended June 30, 2026 compared to $13.2 million for the three months ended June 30, 2025. The decreases were due to lower volatility and a lower average debt balance compared to the prior-year period.

Interest expense decreased $3.5 million to $6.2 million for the six months ended June 30, 2026, compared to $9.7 million for the six months ended June 30, 2025. Interest income related to fair value adjustments on debt instruments decreased $13.1 million to $2.4 million for the six months ended June 30, 2026 compared to $15.4 million for the six months ended June 30, 2025. The decreases were due to lower volatility and a lower average debt balance compared to the prior-year period.

Other Income and Expenses

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Loss on debt extinguishment	$(48,774)	$(15,244)	$(33,530)	220.0%
Other income, net	2,921	91	2,830	3109.9%
	$(45,853)	$(15,153)	$(30,700)	202.6%

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Loss on debt extinguishment	$(48,774)	$(15,244)	$(33,530)	220.0%
Other income, net	3,473	376	3,097	823.7%
	$(45,301)	$(14,868)	$(30,433)	204.7%

Loss on debt extinguishments increased $33.5 million to $48.8 million for the three months ended June 30, 2026, compared to $15.2 million for the three months ended June 30, 2025. The increase was primarily attributable to extinguishments of our convertible notes and term loan.

Loss on debt extinguishments increased $33.5 million to $48.8 million for the six months ended June 30, 2026, compared to $15.2 million for the six months ended June 30, 2025. The increase was primarily attributable to extinguishments of our convertible notes and term loan.

Other income, net increased $2.8 million to $2.9 million for the three months ended June 30, 2026, compared to $0.1 million for the three months ended June 30, 2025. This increase is primarily due to an increase in interest income associated with our higher cash balances in 2026 as well as an increase in warranty income from claims.

Other income, net increased $3.1 million to $3.5 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025. This increase is primarily due to an increase in interest income associated with our higher cash balances in 2026 as well as an increase in warranty income from claims.

Provision for Income Taxes

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Income tax (expense) benefit	$374	$(11)	$385	(3500.0%)

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Income tax (expense) benefit	$(187)	$(28)	$(159)	567.9%

Income tax expense decreased by $0.4 million, or 3500.0%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was primarily attributable to lower projected revenues in Texas for the full year.

Income tax expense increased by $0.2 million, or 567.9%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily attributable to higher projected revenues in Texas for the full year.

Liquidity and Capital Resources

Our working capital is substantially influenced by the factors discussed above and fluctuates based on the timing and amount of borrowings and repayments of notes payable, as well as the timing of cash collections from customers and payments to vendors. At June 30, 2026, we had cash and cash equivalents of $626.6 million, with noncurrent restricted cash of $34.2 million. At June 30, 2026, working capital was $261.2 million.

Following the completion of our IPO, we used approximately $369.3 million of the proceeds (net of underwriting discounts and commissions) from the IPO to purchase 18,604,652 Class A Units from ER Holdings, which ER Holdings in turn used to repay approximately $30.0 million of the outstanding indebtedness under its 2025 Term Loan (as defined below) and a $3.0 million prepayment fee, with the remainder to be used by ER Holdings for general corporate purposes; approximately $156.9 million to purchase Class B Units from certain pre-IPO holders of units in ER Holdings; and approximately $27.8 million to fund a cash payment to Energy Impact Fund (FT-B) LP in connection with its Blocker Merger.

The execution of our backlog is expected to have a favorable impact on operating cash flows, as customers are contractually required to make milestone payments in advance of performance. Material changes to our accounts receivable may occur due to the timing associated with the billing and collection of milestone payments. We expect these advance payments to continue to fund a substantial portion of our working capital needs as we execute on our backlog, reducing our reliance on external financing for near-term operations. Capital expenditure requirements related to backlog execution are expected to be modest given our asset-light model, with the primary capital investment being the completion of our Hyperion facility.

Management believes that our existing cash and cash equivalents, together with amounts available under the 2026 ABL Credit Facility (as defined below), will be sufficient to meet obligations due or anticipated to be due over the short-term (within the next 12 months) and long-term (beyond the next 12 months), including operating expenses, working capital needs, and current commitments for capital expenditures. However, our future capital requirements may vary depending on a number of factors, including those described in the section titled “Risk Factors” in the Prospectus. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on acceptable terms or at all. If additional financing is unavailable, or if we cannot expand operations or capitalize on business opportunities due to insufficient capital, our business, financial condition, and operating results could be materially adversely affected.

Future capital requirements will depend on factors such as revenue growth, timing and level of spending on research and development and other business initiatives, growth in system builds and corresponding working capital needs, expansion of sales and marketing activities, additional production facilities, market acceptance of products, our ability to secure financing for customer use of products, the timing of installations and inventory buildup in anticipation of future projects, and overall economic conditions. To support our growth plans, we may need to raise additional funds through equity or debt financing, and failure to secure such financing could affect our future revenues, cash flows, and results of operations.

2024 Credit Agreement

On February 27, 2024, we entered into a five-year term credit agreement (the “2024 Credit Agreement”), which provides for a $75.0 million senior secured initial term loan and a $30.0 million delayed draw term loan, each maturing on February 27, 2029.

On November 26, 2025, we paid off all outstanding principal, accrued interest, and other fees in order to terminate the 2024 Credit Agreement.

2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes

On December 27, 2024, we entered into a note purchase agreement with an affiliated investor (the “2024 Note Purchase Agreement”) pursuant to which the lender agreed to purchase a minimum aggregate principal amount of $20.0 million and a maximum aggregate principal amount of $50.0 million of convertible promissory notes. These notes are convertible into equity securities having rights, privileges, preferences, and restrictions identical to those issued in a future equity financing.

In connection with the notes, we agreed to issue a warrant to each lender with an exercise price of $0.01 per common unit. The number of common units exercisable under each warrant is calculated by dividing the aggregate principal amount of the note purchased by 1,497.

On April 29, 2025, we entered into an amended and restated note purchase agreement (the “A&R Note Purchase Agreement”) which amended and restated the 2024 Note Purchase Agreement and the notes issued thereunder, and pursuant to which the lenders agreed to purchase convertible promissory notes in an aggregate principal amount not to exceed $65.0 million (the “2025 Convertible Notes”), inclusive of the $20.0 million of notes issued under the 2024 Note Purchase Agreement. The 2025 Convertible Notes are convertible into equity securities having rights, privileges, preferences, and restrictions identical to those issued in a future equity financing.

In connection with the A&R Note Purchase Agreement, all warrants previously issued under the 2024 Note Purchase Agreement were cancelled.

Rights Offering

The A&R Note Purchase Agreement also authorizes a rights offering to existing equity holders (other than current lenders and their affiliates) of up to $4.96 million of 2025 Convertible Notes, provided that the amount of all 2025 Convertible Notes may not exceed $65.0 million. Purchasers participating in the rights offering are entitled to receive additional common units (“RO Units”), the number of which is determined pursuant to a specified formula tied to the purchaser’s principal investment and an aggregate principal reference amount of $35.0 million.

December 2024 Convertible Note and Amended and Restated Notes

On December 27, 2024, pursuant to the 2024 Note Purchase Agreement, we issued a $10.0 million convertible promissory note (the “December 2024 Convertible Note”) to an investor, with a maturity date of the later of (i) December 27, 2026 and (ii) for so long as the 2024 Credit Agreement remains outstanding, the date that is six months following the stated maturity date of the 2024 Credit Agreement.

The December 2024 Convertible Note bears interest at 15% per annum, compounding quarterly, with interest payable in kind (“PIK”), meaning that accrued interest is added to the principal balance. Interest begins accruing on the issue date and continues until the earlier of the note’s maturity or any event that triggers conversion or repayment prior to maturity, at the lender’s election. For more information on the December 2024 Convertible Note, see Note 11 – Debt, to our unaudited condensed consolidated financial statements included in this Quarterly Report.

In January and February 2025, pursuant to the 2024 Note Purchase Agreement, we issued a total of $10.0 million in convertible promissory notes across two $5.0 million notes (the “Additional 2024 Convertible Notes” and, together with the 2025 Convertible Notes and the December 2024 Convertible Note, the “Notes”) to the same investor on substantially the same terms and conditions as the December 2024 Convertible Note.

In April 2025, in connection with the A&R Note Purchase Agreement, we amended and restated each of the December 2024 Convertible Note and the Additional 2024 Convertible Notes and issued an additional $15.3 million in 2025 Convertible Notes to the same investor. In August and September 2025, we issued an additional $70 thousand of 2025 Convertible Notes under the A&R Note Purchase Agreement.

The 2025 Convertible Notes bear interest at 15.0% per annum, compounding quarterly, with interest PIK. Interest begins accruing on the original issue date of the applicable 2025 Convertible Note and continues until the earlier of the note’s maturity or any event that triggers conversion or repayment prior to maturity. Amounts outstanding under the 2025 Convertible Notes will mature on December 27, 2026, with respect to 2025 Convertible Notes originally issued under the 2024 Note Purchase Agreement, or on April 29, 2027, with respect to 2025 Convertible Notes originally issued on or after the effective date of the A&R Note Purchase Agreement.

On May 13, 2026, portions of the Notes were converted into common units, and the remaining Notes were redeemed in cash. As a result, the Notes are no longer outstanding as of the date of this Quarterly Report.

2025 Credit Agreement

On December 22, 2025, we entered into a loan and security agreement (the “2025 Credit Agreement”), which provides for a senior secured term loan in the initial principal amount of $30.0 million (the “2025 Term Loan”) and a senior secured revolving credit facility with commitments in the aggregate amount of $30.0 million (the “2025 Revolver”).

Borrowings under the 2025 Credit Agreement were secured by a lien on all equipment, inventory, receivables, general intangibles, and substantially all other personal property owned by Enchanted Rock Holdings, LLC, including a pledge of the equity interests in its subsidiaries.

Upon the consummation of the IPO, we repaid in full all outstanding principal and accrued interest and associated fees under, and terminated, the 2025 Credit Agreement. At June 30, 2026, we had no borrowings related to the 2025 Term Loan and no borrowings related to the 2025 Revolver under the 2025 Credit Agreement. We believe we were in compliance with the financial covenants of the 2025 Credit Agreement described above at that date.

2026 ABL Credit Facility

On June 4, 2026, our subsidiary Enchanted Rock Holdings, LLC (the “Borrower”) entered into a credit agreement (the “2026 Credit Agreement”) with certain subsidiaries of the Borrower, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “Lenders”), pursuant to which the Lenders will provide a three-year senior secured asset-based revolving credit facility in an aggregate principal amount of up to $250.0 million (the “2026 ABL Credit Facility”). The full amount of the 2026 ABL Credit Facility is available for the issuance of letters of credit. Availability under the 2026 ABL Credit Facility is subject to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable, (ii) the lesser of 75% of eligible inventory (at the lower of FIFO cost or market) and 85% of the net orderly liquidation value of eligible inventory, and (iii) 100% of unrestricted cash held in a blocked account with the administrative agent, in each case less customary reserves. The Borrower’s ability to borrow loans under the 2026 ABL Credit Facility is subject to completion of an initial field exam which is reasonably satisfactory to a majority of the Lenders.

Borrowings under the 2026 ABL Credit Facility will be secured by first-priority liens on substantially all of the assets of the Borrower and its material domestic subsidiaries (subject to customary exclusions), including a pledge of the equity interests in such subsidiaries. The Borrower’s obligations are guaranteed by each of its existing and future material domestic subsidiaries (subject to customary exclusions). ERock, Inc. will not guarantee the 2026 ABL Credit Facility.

Borrowings under the 2026 ABL Credit Facility will bear interest, at the Borrower’s option, at a rate per annum equal to either (i) the Term SOFR plus 2.00% or (ii) an alternate base rate plus 1.00%. The 2026 ABL Credit Facility will also be subject to a commitment fee of 0.25% per annum on the daily undrawn portion of the commitments, payable quarterly in arrears, and customary letter of credit fees.

The 2026 Credit Agreement includes certain affirmative and negative financial covenants customary for facilities of this type, including, among others, (i) an initial minimum liquidity covenant of $85.0 million (subject to stepdowns), which will apply until our fixed charge coverage ratio has exceeded 1.00 to 1.00 for three consecutive fiscal quarters, and (ii) thereafter, a springing fixed charge coverage ratio covenant of not less than 1.00 to 1.00, which will apply during periods in which excess availability is below the greater of $18,750,000 and 12.5% of the line cap. The 2026 Credit Facility also includes springing cash dominion provisions triggered by similar excess availability thresholds or the occurrence and continuance of an event of default, and customary events of default.

We intend to use borrowings under the 2026 ABL Credit Facility for working capital and general corporate purposes.

Preferred Units

On July 1, 2018, the principal and accrued unpaid interest of a $10.0 million convertible promissory note issued to an investor was converted into 25,162 Series A preferred units, each with a stated value of $480 and a liquidation preference totaling $12.6 million (the “Series A Preferred Units”). On the same date, we issued an additional 19,167 Series A Preferred Units with a stated value of $600 per unit and a liquidation preference of $12.0 million. At June 30, 2026 and December 31, 2025, 0 and 163,975 Series A Preferred Units, respectively, were authorized, issued, and outstanding.

Each Series A Preferred Unit automatically converts into common units upon the closing of a qualified public offering (an “Automatic Conversion”). Upon an Automatic Conversion, each Series A Preferred Unit converts into the number of common units specified in the applicable conversion ratio, without any further action required by the holders.

Upon the occurrence of a redemption event—such as (i) a sale of the Company or an affiliate, (ii) the closing of a public offering, or (iii) five years following the issuance date of the Series A Preferred Units—the holders of a majority of the outstanding Series A Preferred Units may, by written notice to the Company, require the Company to redeem all outstanding Series A Preferred Units. The redemption price per unit is calculated to provide the holder with an 8% internal rate of return on the original issue price of the Series A Preferred Unit.

In connection with the Company’s IPO, all outstanding Series A Preferred Units converted into Class A Units or Class B Units dependent upon the holder of the original units.

Cash Flows for the six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table summarizes our cash flows by source (use) for the periods presented:

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Net cash provided by operating activities	$268,939	$436	$268,503	61654.0%
Net cash used in investing activities	(8,835)	(2,411)	(6,424)	266.4%
Net cash provided by (used in) financing activities	292,660	(1,191)	293,851	(24672.6%)
	$552,764	$(3,167)	$555,930	(17556.6%)

Operating Activities

Our operating activities consist of net loss adjusted for certain non-cash items, together with changes in operating assets and liabilities or working capital. Changes in operating assets and liabilities or working capital for the six months ended June 30, 2026 totaled $294.5 million, which include the following:

•
A $358.4 million increase in contract liabilities primarily driven by new customer deposits associated with contracts entered into during the six months ended June 30, 2026.

•
A $62.4 million increase in inventory primarily due to build up of inventory related to manufacturing ramp up.
•
A $13.8 million increase in prepaid expenses primarily driven by prepaid equipment on several large projects.

For the six months ended June 30, 2026, net cash provided by operating activities was $268.9 million, an increase of $268.5 million from the six months ended June 30, 2025 primarily driven by changes in operating assets and liabilities or working capital. Changes in operating assets and liabilities or working capital increases from the prior year were primarily driven by an increase of $358.4 million in contract liabilities during the six months ended June 30, 2026 compared to the increase of $7.4 million in contract liabilities in the same prior-year period, an increase of $62.4 million in inventory during the six months ended June 30, 2026 compared to the $27.2 million decrease in inventory in the same prior-year period, and an increase of $13.8 million in prepaid expenses during the six months ended June 30, 2026 compared to the $0.9 million decrease in prepaid expenses in the same prior-year period.

Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures to support the growth and scalability of our operations. For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $8.8 million and $2.4 million, respectively.

For the six months ended June 30, 2026, net cash used in investing activities was primarily driven by investment in our Hyperion and Titan Facilities, representing a significant step forward in the development and deployment of our next-generation production infrastructure.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $292.7 million. During the six months ended June 30, 2026, we received funds from our initial public offering of $369.3 million, net of underwriter fees and offering costs. In addition, we made voluntary debt repayments totaling $74.7 million.

For the six months ended June 30, 2025, net cash used in financing activities was $1.2 million. During the six months ended June 30, 2025, we issued $25.0 million of convertible promissory notes to an affiliated investor. In addition, we made voluntary payments of principal totaling $24.0 million, and paid creditor fees, debt issuance costs, and other voluntary payments of short term financing totaling $2.2 million.

Contractual Obligations and Commitments

Our cash requirements within the next twelve months include accounts payable and accrued liabilities, other current liabilities, and other obligations. We expect the cash required to meet these obligations to be primarily generated through a combination of cash from operations and our borrowing capacity under our 2026 ABL Credit Facility.

Our long-term cash requirements under our various contractual obligations and commitments include:

•
Operating Leases – See Note 9 – Leases, in the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of our obligations and the timing of expected future payments.

We believe the following sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months while maintaining sufficient liquidity for normal operating purposes:

•
our cash flows from operations; and
•
availability of additional capital under our 2026 ABL Credit Facility.

Tax Receivable Agreement

As described in Note 16 – Income Taxes to our unaudited condensed consolidated financial statements included in this Quarterly Report, we are a party to the Tax Receivable Agreement (“TRA”) under which we are contractually committed to pay the Continuing Equity Unitholders 85% of the amount of the benefits, if any, that we are deemed to realize, as a result of certain transactions. The payments that we will be required to make under the Tax Receivable Agreement may be substantial. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment.

Critical Accounting Estimates

Our financial statements, included elsewhere in this Quarterly Report, are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates are based on historical experience, current facts, and other assumptions that management considers reasonable under the circumstances. We regularly evaluate these estimates and assumptions, but actual results may differ materially from our estimates. Any such differences could impact our future financial statement presentation, financial condition, results of operations, and cash flows.

Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included in this Quarterly Report. The discussion below focuses on our most critical accounting estimates that materially affect our consolidated financial statements and require management to make difficult, subjective, or complex judgments. We believe that understanding these critical accounting estimates is essential to fully appreciating our consolidated financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which requires revenue to be recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We generate revenue primarily from the design, installation, and operation of distributed generation power systems that provide bridge, backup and dispatchable power for data centers, C&I, and utility customers in the United States.

Significant judgment is required in identifying and evaluating performance obligations, estimating standalone selling prices, and determining the timing of revenue recognition. Many of our customer contracts include multiple performance obligations. In such cases, we account for each performance obligation separately if it is distinct. The transaction price is allocated to separate performance obligations based on their relative standalone selling prices (“SSP”). Because determining SSP requires judgment, we generally estimate the SSP for our installation services using an expected cost plus a margin approach. When ongoing maintenance services are included in a contract, their SSP is also estimated using this same approach.

The Company provides installation services to prepare, construct, and install distributed generation power systems designed to provide bridge, backup and dispatchable power for our customers. These service contracts can occur over several months or a multi-year period. These fixed-price service contracts contain certain reimbursable variable revenues and costs. The Company recognizes revenues over time because the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced. The Company measures progress using the cost-to-cost method (percentage of costs incurred to total estimated costs), as this best depicts the transfer of value to the customer.

Due to the nature of fixed-price installation services contracts, costs can vary from estimates due to factors such as scope changes, unforeseen conditions, or material cost fluctuations that will directly impact revenue recognized each period. In preparing estimates, we draw on our extensive experience with installing distributed generation power systems. We use this experience in conjunction with the project specifications as well as our database of historical information from similar projects to ensure that our estimates are as accurate as possible, given current circumstances. We establish an estimated margin at contract inception and apply that margin to actual costs as they are incurred. We continuously monitor estimated costs at completion relative to the original margin assumptions and recognize the impact of any increases or decreases in estimated margin in the period such changes are identified. When a change in estimate occurs, we record a cumulative catch-up adjustment to reflect the effect on costs incurred to date. The revised estimated margin is then applied prospectively to costs incurred thereafter.

Changes in judgments or estimates could materially affect the timing and amount of revenue recognized, which may, in turn, impact our reported financial results.

Additional Information

For information on our accounting policies and on accounting pronouncements that have impacted or may materially impact our financial condition, results of operations, or cash flows, see Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included in the Prospectus.

At June 30, 2026, there have been no significant changes to our critical accounting estimates since our audited consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of our recently adopted accounting pronouncements, as well as recently issued accounting standards not yet adopted, see Note 2—Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various risks, including changes in interest rates. The following information summarizes our financial instruments at June 30, 2026, which may result in future gains or losses due to interest rate or commodity price fluctuations.

Interest Rate Risk

On June 4, 2026, the Company entered into the 2026 ABL Credit Facility and concurrently repaid in full and terminated the 2025 Credit Agreement (comprising the 2025 Term Loan and 2025 Revolver). As of June 30, 2026, there were no amounts outstanding under the 2025 Credit Agreement.

We are exposed to interest rate risk on borrowings under the 2026 ABL Credit Facility. Borrowings under the 2026 ABL Credit Facility bears interest, at the Borrower’s election, at either (A) the Alternate Base Rate (“ABR”) plus 1.00%, subject to a 1.00% ABR floor (B) Adjusted Term SOFR plus 2.00%, subject to a 0.00% SOFR floor. At June 30, 2026, the 2026 ABL Credit Facility was undrawn with the full $250.0 million commitment available, subject to Borrowing Base availability.

Because the 2026 ABL Credit Facility was undrawn at June 30, 2026, a hypothetical increase or decrease of 100 basis points in the applicable reference rate would have no impact on annual cash interest expense. To the extent the Company draws on the 2026 ABL Credit Facility in the future, borrowings would be subject to floating interest rate risk.

Commodity Price Risk

Volatility in the prices of raw materials and components, and our reliance on third-party suppliers, exposes us to indirect commodity price risk and could adversely affect our profit margins. We currently rely on third-party suppliers for a significant portion of the components used in our manufacturing, installation, and on-going services of our power systems. We are currently seeing an industry-wide price fluctuation of key commodities used in our products, such as steel, copper and aluminum. The costs of these raw materials and parts are subject to substantial volatility driven by shifting supply and demand, and fluctuations in currency exchange rates. Additionally, our procurement costs may be impacted by factors beyond our control, including changes in transportation expenses, government regulations, tariffs, and broader economic conditions. Currently, we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials and components could reduce our operating margins if we are unable to recover such increases from our customers and could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed, in connection with its audit of our consolidated financial statements for the year ended December 31, 2025, our independent registered public accounting firm identified material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The identified material weaknesses arose from our failure to timely complete our risk assessment and design, implement and/or effectively operate controls for a sufficient period of time. These material weaknesses as of June 30, 2026 related to: (i) insufficient segregation of duties in the financial statement reporting and general information technology processes; (ii) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (iii) insufficient general information technology controls, including access, security and change management controls. We have implemented measures and are actively engaged in remediation efforts to address these material weaknesses, including the hiring of additional internal resources and the engagement of third-party specialists. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team. We will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the year ending December 31, 2026. The material weaknesses have not yet been remediated as of the date of this Quarterly Report.

As noted above, our management is actively engaged in the process of developing and implementing a remediation plan. We have taken and will continue to take action to remediate these material weaknesses, including: engagement with external consultants with extensive Sarbanes-Oxley Act experience; implementation of IT general controls to manage access and program changes within our IT environment; implementation of processes and controls to better identify and manage segregation of duties risks; designing and implementing controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; continued hiring of additional accounting, finance and operations resources with appropriate and sufficient technical expertise and to better allow for segregation of conflicting duties; and consulting with experts on technical accounting matters, internal controls, and in the preparation of our financial statements.

The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. We can provide no assurance that our plan to fully remediate these material weaknesses on our contemplated timeline, including, but not limited to, implementing sufficient segregation of duties in the financial statement reporting and general information technology processes, hiring sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities and implementing sufficient general information technology controls, including access, security and change management controls, will be successful.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in other various claims, litigation matters, contract negotiations and disputes, and we anticipate that we will be involved in such matters from time to time in the future. The operating hazards inherent in our business expose us to claims and litigation, including personal injury litigation, environmental litigation, contractual litigation with customers, intellectual property litigation, tax or securities litigation and administrative actions by regulatory agencies. Risks associated with litigation include potential negative outcomes, the costs associated with asserting our claims or defending such lawsuits, and the diversion of management’s attention to these matters. We may also be subject to significant legal costs in defending these actions, which we may or may not be able to recoup depending on the results of such claim. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to current proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in the Prospectus. For a detailed description of our risk factors, refer to the section titled “Risk Factors” of the Prospectus. The risks and uncertainties described in the Prospectus are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2026, ERock completed the IPO of 27,906,977 shares of Class A common stock for gross cash consideration of $21.50 per share. The IPO generated net proceeds of $554.0 million after deducting the underwriting discounts and commissions of approximately $37.5 million and offering expenses of approximately $8.5 million. The IPO was registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-295965), which was declared effective by the SEC on June 9, 2026. Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC served as joint lead book-running managers and as representatives of the underwriters in the offering. Upon completion of the sale of the shares of Class A common stock referenced in the preceding sentences, the IPO terminated. ERock used approximately $184.7 million of the net proceeds to (i) purchase Class B Units from certain pre-IPO owners of ER Holdings (including Energy Impact Fund (FT-D) LP and certain of our current and former directors and executive officers) totaling $156.9 million, and (ii) make a cash payment of $27.8 million to Energy Impact Fund (FT-B) LP in connection with its merger consummated in connection with the IPO pursuant to which it first became a wholly-owned subsidiary of ERock and was then merged into ERock. ERock used the remaining $369.3 million of the net proceeds from the IPO to purchase 18,604,652 Class A Units from ER Holdings at a per interest purchase price equal to the per share price paid by the underwriters for our Class A common stock in the IPO. Subsequently, ER Holdings used a portion of the net proceeds of such purchase to repay approximately $30.0 million of the outstanding indebtedness under the 2025 Term Loan and a $3.0 million prepayment fee, with the remainder to be used by ER Holdings for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of ERock, Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 15, 2026).

3.2	Amended and Restated Bylaws of ERock, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K on June 15, 2026).

4.1	Form of Class A Common Stock Certificate (filed with the SEC as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 1, 2026).

4.2

Registration Rights Agreement, dated as of June 11, 2026, by and among the Company and each of the other persons from time to time party thereto (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 15, 2026).

10.1

Sixth Amended and Restated Limited Liability Company Agreement of Enchanted Rock Holdings, LLC, dated as of June 9, 2026, by and among the Company and each of the other persons from time to time party thereto (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 15, 2026).

10.2

Tax Receivable Agreement, dated as of June 11, 2026, by and among the Company and each of the other persons from time to time party thereto (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 15, 2026).

10.3	ERock, Inc. 2026 Equity Incentive Plan (filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K on June 15, 2026).

10.4	ERock, Inc. Executive Severance Plan (filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K on June 15, 2026).

10.5

Observer Agreement, dated April 23, 2026, by and between ERock, Inc. and Thomas McAndrew (filed with the SEC as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 1, 2026).

10.6

Credit Agreement dated as of June 4, 2026, among Enchanted Rock Holdings, LLC, as Borrower, the Co-Borrowers party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed with the SEC as Exhibit 10.18 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on June 5, 2026).

10.7	Form of Indemnification Agreement (filed with the SEC as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on May 15, 2026).

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

(1)
Furnished herewith and not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liability of such section, and not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERock, Inc.

Date: August 12, 2026	By:	/s/ John Carrington
John Carrington Chief Executive Officer and Director (principal executive officer)

Date: August 12, 2026	By:	/s/ Ian Blakely
Ian Blakely Chief Financial Officer (principal financial officer and principal accounting officer)