Form 10-Q
period 2026-09-30
ERock, Inc.
filed 2026-11-12
CIK 2110029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 48,174,023 shares of Class A common stock, par value $0.01 per share, outstanding, and 171,226,057 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ERock, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of September 30, 2026 and December 31, 2025

	September 30,	December 31,
(in thousands, except unit and share value amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$548,741	$108,097
Accounts receivable, net	78,712	33,762
Inventory	147,624	43,681
Contract assets	6,771	15,964
Prepaid expenses	43,996	8,799
Other current assets	7,970	6,567
Total current assets	833,814	216,870
Property and equipment, net	52,981	27,545
Right-of-use assets, net	31,795	10,832
Restricted cash	69,776	—
Other noncurrent assets	12,035	2,649
Total assets	$1,000,401	$257,896
Liabilities and Equity
Current liabilities:
Accounts payable	$60,374	$16,549
Accrued liabilities and other payables	40,316	26,235
Contract liabilities	490,600	170,025
Operating lease liabilities	5,556	3,343
Deferred income	17,860	24,598
Other current liabilities	378	344
Total current liabilities	615,084	241,094
Notes payable	—	59,984
Noncurrent lease liabilities	32,232	8,019
Noncurrent deferred income	79,455	10,819
Other noncurrent liabilities	5,321	3,407
Total liabilities	$732,092	$323,323
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A preferred units; 163,975 units authorized, issued and outstanding at December 31, 2025	—	46,690
Total mezzanine equity	—	46,690
Members’ equity:
Common units, 216,002 units issued and outstanding at December 31, 2025	—	(112,155)
Total members’ equity	—	(112,155)
Stockholders’ equity:
Class A common stock, $0.01 par value; 800,000,000 shares authorized, 48,174,023 shares issued and outstanding at September 30, 2026	482	—
Class B common stock, $0.01 par value; 350,000,000 shares authorized, 171,226,057 shares issued and outstanding at September 30, 2026	1,712	—
Additional paid-in capital	62,467	—
Accumulated deficit	(13,677)	—
Noncontrolling interest	217,325	38
Total stockholders’ equity	268,309	38
Total liabilities and equity	$1,000,401	$257,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERock, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Power system sales product revenues	$109,166	$15,809	$130,486	$65,200
Power system sales installation services revenues	27,144	10,654	48,260	32,691
Power system sales revenues	136,310	26,463	178,746	97,891
Ongoing services revenues	16,457	10,689	45,635	31,828
Total revenues	152,767	37,152	224,381	129,719
Cost of power system sales product revenues, excluding depreciation and amortization	79,611	16,421	96,202	56,209
Cost of power system sales installation services revenues, excluding depreciation and amortization	22,606	7,821	38,195	22,116
Cost of power system sales revenues, excluding depreciation and amortization	102,217	24,242	134,397	78,325
Cost of ongoing services revenues, excluding depreciation and amortization	13,792	8,734	37,993	27,490
Total cost of revenues, excluding depreciation and amortization	116,009	32,976	172,390	105,815
General and administrative expenses	28,035	15,678	76,258	48,269
Depreciation and amortization expense	1,838	818	4,447	2,682
Income (loss) from operations	6,885	(12,320)	(28,714)	(27,047)
Interest (expense) income	(207)	(4,465)	(4,050)	1,238
Loss on debt extinguishment	—	(3,418)	(48,774)	(18,662)
Other income, net	2,387	438	5,860	814
Income (loss) before income taxes	9,065	(19,765)	(75,678)	(43,657)
Income tax (expense) benefit	(163)	(3)	(350)	(31)
Net income (loss)	8,902	(19,768)	(76,028)	(43,688)
Deemed dividend related to Series A preferred units	—	(785)	(1,473)	(2,310)
Net income (loss) attributable to common units	$8,902	$(20,553)	$(77,501)	$(45,998)

Net loss applicable to pre-IPO period	—		(70,048)
Net income (loss) attributable to noncontrolling interest	7,147		(4,753)
Net income (loss) attributable to ERock, Inc.	$1,755		$(1,227)

Net income (loss) per common share
Basic	$0.04		$(0.03)
Diluted	$0.04		$(0.03)
Weighted average common shares outstanding
Basic	48,174,023		48,174,023
Diluted	48,174,023		48,174,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERock, Inc.

Condensed Consolidated Statements of Changes in Stockholders’, Members’ and Mezzanine Equity (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Enchanted Rock Holdings, LLC Mezzanine and Members’ Equity		ERock, Inc. Stockholders’ Equity
	(Prior to the IPO)		Class A Common Stock		Class B Common Stock				Total Equity
	Mezzanine	Members’					Additional	Accumulated	Attributable to	Noncontrolling	Total
(in thousands, except share amounts)	Equity	Equity	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	ERock, Inc.	Interest	Equity
Balance at December 31, 2025	$46,690	$(112,155)	—	$—	—	$—	$—	$—	$—	$38	$(112,117)
Net loss	—	(17,212)	—	—	—	—	—	—	—	—	(17,212)
Stock-based compensation	—	1,225	—	—	—	—	—	—	—	—	1,225
Deemed dividend related to Series A preferred units	816	(816)	—	—	—	—	—	—	—	—	(816)
Balance at March 31, 2026	$47,506	$(128,958)	—	$—	—	$—	$—	$—	$—	$38	$(128,920)
Net loss prior to the IPO	—	(52,836)	—	—	—	—	—	—	—	—	(52,836)
Stock-based compensation prior to the IPO	—	1,299	—	—	—	—	—	—	—	—	1,299
Deemed dividend related to Series A preferred units	657	(657)	—	—	—	—	—	—	—	—	(657)
Convertible notes and warrants conversion to common units	—	36,233	—	—	—	—	—	—	—	—	36,233
Balance at June 10, 2026	$48,163	$(144,919)	—	$—	—	$—	$—	$—	$—	$38	$(144,881)
Impact of the IPO	(48,163)	144,919	21,667,700	217	179,127,728	1,791	(2,282)	(12,449)	(12,723)	(86,276)	(98,999)
Issuance of Class A Common Stock in IPO, net of issuance costs	—	—	27,906,977	279	—	—	553,721	—	554,000	—	554,000
Repurchase of Shares	—	—	(1,400,654)	(14)	(7,901,671)	(79)	(188,474)	—	(188,567)	3,807	(184,760)
Repurchase of NCI via Capital Contribution	—	—	—	—	—	—	(300,498)	—	(300,498)	300,498	—
Stock-based compensation subsequent to the IPO	—	—	—	—	—	—	—	—	—	1,214	1,214
Net loss subsequent to the IPO	—	—	—	—	—	—	—	(2,983)	(2,983)	(11,900)	(14,883)
Balance at June 30, 2026	$—	$—	48,174,023	$482	171,226,057	$1,712	$62,467	$(15,432)	$49,229	$207,343	$256,572
Stock-based compensation	—	—	—	—	—	—	—	—	—	2,835	2,835
Net income	—	—	—	—	—	—	—	1,755	1,755	7,147	8,902
Balance at September 30, 2026	$—	$—	48,174,023	$482	171,226,057	$1,712	$62,467	$(13,677)	$50,984	$217,325	$268,309

	Enchanted Rock Holdings, LLC Mezzanine and Members’ Equity		ERock, Inc. Stockholders’ Equity
	(Prior to the IPO)		Class A Common Stock		Class B Common Stock				Total Equity
	Mezzanine	Members’					Additional	Accumulated	Attributable to	Noncontrolling	Total
(in thousands, except share amounts)	Equity	Equity	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	ERock, Inc.	Interest	Equity
Balance at December 31, 2024	$38,883	$(55,658)	—	$—	—	$—	$—	$—	$—	$38	$(55,620)
Net loss	—	(15,937)	—	—	—	—	—	—	—	—	(15,937)
Stock-based compensation	—	1,487	—	—	—	—	—	—	—	—	1,487
Deemed dividend related to Series A preferred units	755	(755)	—	—	—	—	—	—	—	—	(755)
Balance at March 31, 2025	$39,638	$(70,863)	—	$—	—	$—	$—	$—	$—	$38	$(70,825)
Net loss	—	(7,985)	—	—	—	—	—	—	—	—	(7,985)
Settlement of Warrants	4,697	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	1,082	—	—	—	—	—	—	—	—	1,082
Deemed dividend related to Series A preferred units	770	(770)	—	—	—	—	—	—	—	—	(770)
Balance at June 30, 2025	$45,105	$(78,536)	$—	$—	$—	$—	$—	$—	$—	$38	$(78,498)
Net loss	—	(19,768)	—	—	—	—	—	—	—	—	(19,768)
Stock-based compensation	—	1,013	—	—	—	—	—	—	—	—	1,013
Deemed dividend related to Series A preferred units	785	(785)	—	—	—	—	—	—	—	—	(785)
Balance at September 30, 2025	$45,890	$(98,076)	—	$—	—	$—	$—	$—	$—	$38	$(98,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERock, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(76,028)	$(43,688)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,447	2,682
Amortization of deferred financing costs	2,582	4,478
Amortization of operating lease ROU asset	3,614	2,409
Loss on debt extinguishment	48,774	18,662
Amortization of sales commissions and fees	451	199
Paid-in-kind interest expense	2,431	5,423
Interest paid on long term debt	(3,531)	—
Stock-based compensation	6,573	3,559
Changes in operating assets and liabilities:
Accounts receivable, net	(40,950)	2,554
Inventory	(103,943)	35,005
Contract assets	9,193	(3,339)
Prepaid expenses	(35,197)	6,228
Other current assets	(1,853)	(3,385)
Other noncurrent assets	(10,611)	6,950
Accounts payable	43,538	(12,099)
Accrued liabilities and other payables	8,650	16,576
Contract liabilities	320,575	21,721
Operating lease liabilities	(2,150)	(2,352)
Other noncurrent liabilities	71,603	(20,936)
Net cash provided by operating activities	248,168	40,647
Cash flows from investing activities
Capital expenditures	(29,586)	(4,553)
Net cash used in investing activities	(29,586)	(4,553)
Cash flows from financing activities
Proceeds received from initial public offering, net of underwriter and offering costs	554,000	—
Repurchases of Class B Units from pre-IPO owners	(156,861)	—
Repurchases of Class A common stock from pre-IPO owners	(27,806)	—
Other costs related to initial public offering	(225)	—
Cash paid for fractional shares in connection with warrant conversion	(32)	—
Proceeds from notes payable	—	25,069
Payments of notes payable	(75,032)	(46,697)
Payments of deferred financing costs	(2,206)	(420)
Net cash provided by (used in) financing activities	291,838	(22,048)
Net change in cash and cash equivalents	510,420	14,046
Cash, cash equivalents and restricted cash
Beginning of period	108,097	21,913
End of period	$618,517	$35,959
Supplemental disclosures of cash flow information
Interest paid	$4,687	$5,434
Income taxes paid	$24	$—
Supplemental noncash financing and investing activities
Conversion of convertible notes into common units	$36,266	$—
Accrued capital expenditures	$479	$417

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

The Company primarily serves data centers, utilities, and commercial and industrial (“C&I”) customers across the United States. Its principal markets span eight states, with its largest operating presence in California and Texas, where demand is driven in part by growth in data center and related infrastructure needs.

The Company manufactures key components of its power systems, including proprietary natural gas engines and generators, at facilities located in Houston, Texas, and deploys its systems throughout its U.S. operating footprint.

Initial Public Offering and Reorganization

On June 11, 2026, ERock successfully completed an initial public offering (“IPO”) of 27,906,977 shares of its Class A common stock (the “Class A common stock”) for gross cash consideration of $21.50 per share. The IPO generated net proceeds of $554.0 million after deducting the underwriting discounts and commissions of approximately $37.5 million and offering expenses of approximately $8.5 million. Following the recapitalization of ER Holdings described below, the Company used $184.7 million of the net proceeds to (i) purchase Class B membership interests in ER Holdings (“Class B Units”) from certain pre-IPO owners of ER Holdings (including Energy Impact Fund (FT-D) LP and certain of our current and former directors and executive officers) totaling $156.9 million, and (ii) make a cash payment of $27.8 million to Energy Impact Fund (FT-B) LP in connection with its merger consummated in connection with the IPO pursuant to which it first became a wholly-owned subsidiary of the Company and was then merged into the Company. The Company used a portion of the remaining $369.3 million of the net proceeds to purchase 18,604,652 Class A membership interests in ER Holdings (“Class A Units”) from ER Holdings at a per interest purchase price equal to the per share price paid by the underwriters for our Class A common stock in the IPO. Subsequently, ER Holdings used a portion of the net proceeds of such purchase to repay approximately $30.0 million of the outstanding indebtedness under the 2025 Term Loan (as defined below) and a $3.0 million prepayment fee.

In connection with the IPO, the following reorganization transactions occurred:

•
ER Holdings amended and restated its limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in ER Holdings into three classes of common units (the “Common Units”), consisting of Class A Units, Class B Units and Class M Units (defined below), and (ii) appoint ERock as the sole managing member of ER Holdings upon or prior to its acquisition of Class A Units of ER Holdings in connection with the IPO;
•
ERock amended and restated its certificate of incorporation to, among other things, provide for (i) 800,000,000 authorized shares of Class A common stock at a par value of $0.01 per share, (ii) 350,000,000 authorized shares of Class B common stock (the “Class B common stock”) at a par value of $0.01 per share and (iii) 20,000,000 authorized shares of preferred stock at a par value of $0.01 per share. Each share of Class A common stock and Class B common stock is entitled to one vote per share on all matters presented to our stockholders generally;
•
ERock issued 171,226,057 shares of Class B common stock to certain pre-IPO holders of common and/or preferred interests in ER Holdings that were outstanding prior to the recapitalization of ER Holdings (the “Continuing Equity Unitholders”), which is equal to the number of Class B Units held by such Continuing Equity Unitholders, for nominal consideration;

•
Units issued to employees for compensatory purposes (the “Restricted Compensatory Units”) which were held by certain current or former employees of ER Holdings (the “Continuing Profits Interest Unitholders”) were recapitalized into Class M membership interests in ER Holdings (the “Class M Units”). Following the recapitalization, there were 57,065,274 Class M Units outstanding which are exchangeable into Class A common stock, subject to threshold valuation amounts, vesting schedules, and exchange windows. As of September 30, 2026, 51,247,532 shares of Class A common stock were reserved for issuance upon the exchange of Class B Units issued upon conversion of 56,745,408 Class M Units, based on the estimated exchange ratio of Class M Units to Class B Units at the end of the period; and
•
ERock contributed the net proceeds of the IPO to ER Holdings in exchange for Class A Units. As a result, ERock became a holding company and the sole manager of ER Holdings, with no material assets other than the ownership of its Class A Units.
2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, and the condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Noncontrolling Interest

As of September 30, 2026, Continuing Equity Unitholders and Continuing Profits Interest Unitholders owned 80.29% of the economic interest of ER Holdings through the ownership of Class B Units and Class M Units. As of June 11, 2026, immediately following the IPO, Continuing Equity Unitholders and Continuing Profits Interest Unitholders owned 79.96% of the economic interest of ER Holdings through the ownership of Class B Units and Class M Units. These unitholders have the right to periodically exchange their common units in ER Holdings (along with the cancellation of the paired shares of Class B common stock in ERock) for shares of Class A common stock on a one-to-one basis. The Company may elect, in its sole discretion, to satisfy exchange requests with payment of the cash equivalent in lieu of exchanging for shares of Class A common stock. In addition, the Company may set a maximum aggregate exchangeable amount for each exchange date. The ability to exchange Common Units is solely within the control of the holder of the noncontrolling interests, subject to certain exceptions.

The financial results of ER Holdings and its subsidiaries are consolidated with ERock with the noncontrolling interests' share of our net income (loss) separately allocated.

Restricted Cash

As of September 30, 2026, the Company had $69.8 million of restricted cash, consisting of amounts pledged as collateral for two letters of credit related to one of our major customers and a letter of credit serving as a security deposit for a manufacturing facility lease. As of December 31, 2025, there was no restricted cash.

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

The Company grants credit under normal payment terms, generally without collateral, to its customers. For the three months ended September 30, 2026, sales to two counterparties accounted for approximately 68% and 12% of the Company’s total revenue. For the three months ended September 30, 2025, sales to four counterparties accounted for approximately 39%, 16%, 10%, and 10% of the Company’s total revenue. For the nine months ended September 30, 2026, sales to two counterparties accounted for approximately 49% and 18% of the Company’s total revenue. For the nine months ended September 30, 2025, sales to three counterparties accounted for approximately 25%, 20%, and 10% of the Company’s total revenue. This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions, including uncertainties and challenges in the energy market. These uncertainties and challenges could expose the Company to increased risk related to collectability of billed and unbilled receivables and contract assets for services the Company has performed.

Substantially all of the Company’s accounts receivable result from product and installation revenues. One customer accounted for approximately 48% of the total accounts receivable balance at September 30, 2026. Four customers accounted for approximately 17%, 14%, 14%, and 13% of the total accounts receivable balance at December 31, 2025.

For the three months ended September 30, 2026, expenditures to two vendors accounted for approximately 22% of the Company’s total purchases for the quarter. For the nine months ended September 30, 2026, expenditures to two vendors accounted for approximately 20% of the Company’s total purchases for the year to date. One vendor accounted for approximately 13% of the total accounts payable balance at September 30, 2026. For the year ended December 31, 2025, expenditures to three vendors accounted for approximately 25% of the Company’s total purchases. Three vendors accounted for approximately 46%, 7%, and 6% of the total accounts payable balance at December 31, 2025.

Segments

The Company operates as one operating segment that designs, deploys, sells, operates, and maintains multi-purpose distributed generation power systems utilizing proprietary, low-emission, quick-response natural gas-fueled generators and embedded software technology designed to provide resiliency power for data centers, utilities and C&I customers located within the United States. See Note 4 — Revenue Recognition, to our consolidated financial statements for the year ended December 31, 2025 included in the Prospectus for additional information about the Company’s products and services. The Company’s operations are managed as a unified business, with integrated processes for product development, marketing, sales, and customer support. As such, the Company reflects its financial results as one reportable segment, which reflects the consolidated performance of its business activities. Management has determined that the Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who has the ultimate responsibility for strategic decision making and resource allocation. The CODM uses consolidated net income (loss) to allocate resources, as well as assess the performance, primarily by monitoring actual results compared to prior periods and expected results. The primary measure of profit or loss used by the CODM to make these decisions is consolidated net income (loss). Significant expenses presented to the CODM are at the consolidated level and are the same as those on the face of the consolidated statements of operations. The Company’s CODM does not use any segment assets to assess performance or decide how to allocate resources.

All of the Company’s assets are located in the United States.

Recently Issued Accounting Pronouncements

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3.
FAIR VALUE

The Company’s financial instruments consist primarily of cash and cash equivalents, including U.S. Treasury bills and money market investments, accounts receivable, notes payable, and derivative liabilities.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company records its financial assets and liabilities at fair value, in accordance with the framework for measuring fair value in GAAP.

At September 30, 2026, the Company's cash equivalents consisted of U.S. Treasury bills and money market funds stated at amortized cost, which approximates fair value due to their short-term maturities. The Company had no derivative liabilities included in the unaudited condensed consolidated balance sheets as of September 30, 2026.

At December 31, 2025, the Company’s derivative liabilities were related to the December 2024 Convertible Notes, the Additional 2024 Convertible Notes, and the 2025 Convertible Notes (collectively, the “Notes”) (see Note 11 — Debt — 2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes).

The following table sets forth the fair value of the Company's financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
U.S. Treasury bills	$100,676	$201,376	$—	$302,052
Money market funds	120,282	—	—	120,282
Total	$220,958	$201,376	$—	$422,334

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Current Liabilities
Derivative liabilities	$—	$—	$10	$10
Total	$—	$—	$10	$10

Noncurrent Liabilities
Derivative liabilities	$—	$—	$3,363	$3,363
Total	$—	$—	$3,363	$3,363

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

Changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

	Contingent Warrant	Warrant	Derivative
(in thousands)	Liability	Liability	Liability
Balance at December 31, 2025	$—	$—	$3,373
Changes in fair value included in earnings	—	—	(2,359)
Extinguishment	—	—	(1,014)
Balance at September 30, 2026	$—	$—	$—

	Contingent Warrant	Warrant	Derivative
(in thousands)	Liability	Liability	Liability
Balance at December 31, 2024	$2,727	$13,979	$1,492
Issuances	—	—	9,049
Changes in fair value included in earnings	(1,752)	(12,939)	(3,390)
Extinguishment	(975)	(1,040)	(3,778)
Balance at December 31, 2025	$—	$—	$3,373

Changes in fair value are included in Interest expense on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

At September 30, 2026, there are no equity-classified warrants included in common units in the unaudited condensed consolidated balance sheets.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The term loans and convertible notes are based on rates currently offered for instruments with similar maturities and terms (Level 2).

The following table presents the estimated fair values and carrying values of debt instruments (see Note 11 — Debt):

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Credit Agreement	$—	$—	$28,944	$30,000
December 2024 Convertible Note	—	—	9,132	14,758
Additional 2024 Convertible Notes	—	—	8,974	14,560
2025 Convertible Notes	—	—	12,934	21,769
Rights offering convertible notes	—	—	44	44
Total Outstanding Debt	$—	$—	$60,028	$81,131

4.
REVENUE RECOGNITION

Disaggregation of Revenues

The Company disaggregates revenue from contracts with customers on the basis of the types of power system sales and ongoing services provided:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Power system sales product revenues	$109,166	$15,809	$130,486	$65,200
Power system sales installation services revenues	27,144	10,654	48,260	32,691
Power system sales revenues	136,310	26,463	178,746	97,891
Ongoing services revenues (1)	16,457	10,689	45,635	31,828
Total revenues	$152,767	$37,152	$224,381	$129,719
(1)
Includes service-type warranty revenue.

Remaining Performance Obligations

The Company’s estimate of total revenues that are expected to be realized from the remaining portion of executed and legally enforceable contracts related to power system sales installation services and the associated ongoing services at September 30, 2026 was approximately $1.8 billion, of which the Company expects to recognize a significant portion over the next one to two years. For purposes of calculating remaining performance obligations from power system sales and ongoing services revenues, the Company includes estimated revenues from change orders and claims to the extent they are legally enforceable and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Excluded from remaining performance obligations were variable consideration from ongoing service contracts that the Company has a right to invoice (e.g., usage-based fees) in accordance with performance. Accordingly, the amount disclosed above includes only the fixed consideration component of such agreements. Additionally, the Company excludes contracts with an original expected duration of one year or less.

Accounts Receivable and Allowance for Credit Losses

The following is a summary of accounts receivable, net:

	September 30,	December 31,
(in thousands)	2026	2025
Power system sales accounts receivable	$57,226	$17,229
Ongoing services accounts receivable	18,179	15,368
Other accounts receivable	3,307	1,165
Allowance for credit losses	—	—
Total accounts receivable, net	$78,712	$33,762

5.
CONTRACT ASSETS AND LIABILITIES

The following table reflects the balances in contract assets and liabilities:

	September 30,	December 31,
(in thousands)	2026	2025	Change
Contract assets	$6,771	$15,964	$(9,193)
Contract liabilities	(490,600)	(170,025)	(320,575)
Deferred income	(17,860)	(24,598)	6,738
Noncurrent deferred income	(79,455)	(10,819)	(68,636)
Total contract assets and liabilities, net	$(581,144)	$(189,478)	$(391,666)

Contract assets and liabilities fluctuate period to period based on various factors, including changes in the number and size of projects in progress at period-end and variability in billing and payment terms due to milestone billings.

For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $129.5 million and $7.9 million, respectively, that was included in contract liabilities at the beginning of the period. For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $63.7 million and $22.1 million, respectively, that was included in contract liabilities at the beginning of the period.

The increase of $61.9 million in deferred income for the nine months ended September 30, 2026 is associated with a recently executed customer agreement.

6.
INVENTORY

Inventory is stated at the lower of cost or net realizable value. Inventory consists of fully assembled generators, work-in-progress generators, and other major equipment used for power system sales installation services contracts valued using the specific identification and FIFO method and spare parts inventory for ongoing services contracts valued using the average cost method.

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Natural gas generators	$18,382	$10,017
Installation equipment	7,252	5,045
Raw materials	90,467	19,988
Work in progress	20,873	169
Spare parts inventory	10,650	8,461
Total inventory	$147,624	$43,681

7.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Prepaid power system sales equipment	$17,181	$5,851
Prepaid ongoing services	3,517	45
Prepaid assembly components	21,350	502
Prepaid general and administrative expenses	1,948	2,401
Total prepaid expenses	$43,996	$8,799

8.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Lives	September 30,	December 31,
(in thousands, except useful lives)	(Years)	2026	2025
Equipment	5 - 15	$29,503	$15,852
Leasehold improvements	5 - 7	13,004	2,841
Trailers	5	103	103
Furniture and fixtures	5 - 7	2,487	521
Computers and software	5	14,298	13,128
Construction in progress		5,304	2,381
		64,699	34,826
Less accumulated depreciation		(11,718)	(7,281)
Total property and equipment, net		$52,981	$27,545

Depreciation expense for the three months ended September 30, 2026 and 2025 was $1.8 million and $0.8 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $4.4 million and $2.7 million, respectively.

9.
LEASES

The Company has long-term operating leases, comprised primarily of equipment, vehicles, and real estate lease arrangements. Operating leases have remaining lease terms of one year to seven years.

The classification of leases in the unaudited condensed consolidated balance sheets was as follows:

		September 30,	December 31,
(in thousands)	Classification	2026	2025
Right-of-use assets
Operating leases	Right-of-use assets, net	$31,795	$10,832
Lease liabilities
Current
Operating leases	Lease liabilities, current	$5,556	$3,343
Noncurrent
Operating leases	Lease liabilities, noncurrent	32,232	8,019
Total lease liabilities		$37,788	$11,362

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the lease liability and the present value of lease payments, management used the incremental borrowing rate.

Operating lease expense for the three months ended September 30, 2026 and 2025 was $2.1 million and $1.0 million, respectively, and operating lease expense for the nine months ended September 30, 2026 and 2025 was $5.6 million and

$2.9 million, respectively. Operating lease expense is included in cost of power system sales revenues, cost of ongoing services revenues, and general and administrative expenses in the unaudited condensed consolidated statements of operations.

The following is the aggregate future lease payments for operating leases as of September 30, 2026:

(in thousands)

Remainder of 2026	$2,336
2027	8,085
2028	8,163
2029	7,508
2030	6,564
2031	5,703
Thereafter	9,990
Total undiscounted lease payments	48,349
Less imputed interest	(10,561)
Total lease liabilities	$37,788

For the three months ended September 30, 2026 and 2025, cash paid for operating leases was $1.7 million and $1.0 million, respectively. For the nine months ended September 30, 2026 and 2025, cash paid for operating leases was $3.9 million and $2.9 million, respectively. For the nine months ended September 30, 2026 and the year ended December 31, 2025, right-of-use (“ROU”) assets obtained in exchange for the lease obligations for operating leases were $24.6 million and $3.1 million, respectively.

The weighted-average remaining lease term of operating leases is approximately 6 years. The weighted-average discount rate used to determine the operating lease liabilities at September 30, 2026 and December 31, 2025 was 8.25% and 6.73%, respectively.

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

On September 11, 2026, the Company obtained possession and commenced phase 1 of a new 88-month operating lease for an approximately 162,180 square foot facility in Houston, Texas, to be used for warehousing related to the Company’s new Atlas manufacturing facility. Upon the lease commencement, the Company recorded an operating lease ROU asset of approximately $7.2 million and a corresponding lease liability of approximately $7.2 million. The lease liability was measured using the Company’s incremental borrowing rate and incorporates the estimated effect of the phase 1 allocated tenant improvement allowance.

10.
PAYABLES AND ACCRUED LIABILITIES

The following is a summary of payables and accrued liabilities:

	September 30,	December 31,
(in thousands)	2026	2025
Accounts payable
Power system sales payable	$13,083	$9,211
Ongoing services payable	4,754	1,790
Assembly components payable	36,871	2,436
General and administrative payable	2,450	2,050
Other payables	3,216	1,062
Total accounts payable	$60,374	$16,549
Accrued liabilities and other payables
Accrued salaries	$8,534	$6,396
Accrued operating expenses	27,264	17,067
Accrued commissions and fees	717	515
Accrued sales tax payable	867	929
Property tax payable	2,913	—
Short term note payable	21	1,328
Total accrued liabilities and other payables	$40,316	$26,235

11.
DEBT

The Company’s debt obligation consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
2025 Credit Agreement	$—	$30,000
December 2024 Convertible Note	—	11,606
Additional 2024 Convertible Notes	—	11,405
2025 Convertible Notes	—	16,930
Rights offering convertible notes	—	73
Total notes payable, gross	—	70,014
Less: unamortized deferred debt issuance costs	—	(863)
Less: unamortized debt discount	—	(9,123)
Total notes payable, net	—	60,028
Less: current portion	—	(44)
Total notes payable	$—	$59,984

As of September 30, 2026, the Company had no outstanding debt obligations.

2026 ABL Credit Facility

On June 4, 2026, the Company entered into a credit agreement (the “2026 Credit Agreement”) with JPMorgan Chase Bank, N.A., acting as administrative agent, for a $250.0 million senior secured asset-based revolving credit facility with a syndicate of lenders (the “2026 ABL Credit Facility”). The full amount of the 2026 ABL Credit Facility will be available for the issuance of letters of credit.

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

Covenants

The 2026 Credit Agreement includes certain affirmative and negative financial covenants customary for facilities of this type, including, among others, (i) an initial minimum liquidity covenant of $85.0 million (subject to step-downs), which will apply until the Company's fixed charge coverage ratio has exceeded 1.00 to 1.00 for three consecutive fiscal quarters, and (ii) thereafter, a springing fixed charge coverage ratio covenant of not less than 1.00 to 1.00, which will apply during periods in which excess availability is below the greater of $18,750,000 and 12.5% of the line cap.

Outstanding Balances and Carrying Values

As of September 30, 2026, the Company had not drawn upon the facility. The Company believes it was in compliance with the financial covenants of the 2026 ABL Credit Facility described above at September 30, 2026.

2025 Credit Agreement

On December 22, 2025, the Company entered into a loan and security agreement (the “2025 Credit Agreement”), which provided for a senior secured term loan in the initial principal amount of $30.0 million (the “2025 Term Loan”) and a senior secured revolving credit facility with commitments in the aggregate amount of $30.0 million (the “2025 Revolver”).

In connection with the IPO, the Company used proceeds to repay in full and terminate the 2025 Credit Agreement on June 11, 2026, which included principal payments of $30.0 million and a prepayment fee of approximately $3.0 million. As a result, the Company recognized a loss on debt extinguishments of $4.7 million for the nine months ended September 30, 2026.

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

On May 13, 2026, the Company settled all notes through a combination of (i) contribution and exchange transactions, whereby certain noteholders contributed their notes to the Company in exchange for 12,289 newly issued common units, and (ii) a cash payoff, whereby the remaining notes were redeemed in cash at 2x the original principal amount plus accrued interest payable in kind for total cash payments of approximately $44.2 million. As a result of the settlement, the Company recognized a loss on debt extinguishments of $44.1 million for the nine months ended September 30, 2026, inclusive of the cash redemption premium of approximately $20.3 million on portions of the Notes, the difference between the fair value of common units issued and the carrying value of portions of the Notes, and the write-off of remaining unamortized debt discounts and issuance costs across all Notes.

Deferred Financing Costs

Debt issuance costs are amortized over the terms of the respective agreements. Amortization of debt issuance costs was $0 and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of debt issuance costs was $0.1 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Debt discounts are recorded as a contra-liability and netted against the notes payable balance in the unaudited condensed consolidated balance sheets and amortized over the terms of the respective agreements. Debt discount amortization was $0 and

$1.1 million for the three months ended September 30, 2026 and 2025, respectively. Debt discount amortization was $2.1 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively.

12.
MEZZANINE EQUITY

Series A Preferred Units

In connection with the Company’s IPO, all outstanding Series A Preferred Units converted into Class A Units or Class B Units dependent upon the holder of the original units. At September 30, 2026, there are no outstanding Series A Preferred Units.

At December 31, 2025, the Company had issued and outstanding 163,975 Series A Preferred Units, consisting of 19,167 Series A-1 Preferred Units and 144,808 Series A-2 Preferred Units, reflective of the retroactive adjustment for the stock split effective April 29, 2025. The Series A Preferred Units were originally issued on July 1, 2018.

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

For the three months ended September 30, 2026 and 2025, the Company recorded deemed preferred dividends of $0 and $0.8 million, respectively, to adjust the carrying value of the Series A Preferred Units to their full redemption value. For the nine months ended September 30, 2026 and 2025, the Company recorded deemed preferred dividends of $1.5 million and $2.3 million, respectively, to adjust the carrying value of the Series A Preferred Units to their full redemption value.

Redemption Rights

The rights and preferences of the Series A Preferred Units, including distribution waterfall, conversion, anti-dilution, and redemption mechanics, are described in the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Prospectus.

13.
EQUITY

At September 30, 2026, the Company had common stock, differentiated by class.

At December 31, 2025, the Company had common units, which included certain units issued to employees for compensatory purposes (the “Compensatory Units”). Each such class of units may be subdivided into one or more series as determined by the Board of Directors from time to time. At December 31, 2025, the common units constituted a single class of units, undifferentiated by series.

Common Stock

At June 11, 2026, the Company’s amended and restated certificate of incorporation authorized the Company to issue 800,000,000 shares of $0.01 par value Class A common stock, of which 20,267,046 shares were issued and outstanding, and 350,000,000 shares of $0.01 par value Class B common stock, of which 171,226,057 shares were issued and outstanding.

In connection with the Company’s IPO, 27,906,977 additional shares of Class A common stock were issued. At September 30, 2026, the Company had 48,174,023 shares of Class A common stock issued and outstanding and 171,226,057 shares of Class B common stock issued and outstanding and 51,247,532 shares of Class A common stock were reserved for issuance upon the exchange of Class B Units issued upon conversion of 56,745,408 Class M Units, based on the estimated exchange ratio of Class M Units to Class B Units at the end of the period.

The holders of shares of Class A common stock and Class B common stock shall vote together as one class on all matters (including the election of directors) submitted to a vote of the stockholders of the Company. The holder of each share of common stock has the right to one vote for each such share. Class A common stockholders are entitled to dividends when and if declared by the Board of Directors. There were no dividends declared or paid to Class A common stockholders during the three and nine months ended September 30, 2026 and 2025. Upon the dissolution, liquidation or winding up of the Company, subject to the rights of the holders of any outstanding series of preferred stock, the holders of shares of Class A common stock shall be entitled to receive the assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them. Holders of shares of Class B common stock, as such, shall not be entitled to receive any assets upon the dissolution, liquidation or winding up of the Company.

Preferred Stock

In connection with the Company’s IPO, the amended and restated certificate of incorporation became effective which authorized the issuance of 20,000,000 shares of $0.01 par value preferred stock, of which no shares are issued and outstanding. Rights and preferences, including voting rights, will be designated from time to time by the Company’s Board of Directors. At September 30, 2026, the Company had no shares of preferred stock issued and outstanding.

Common Units

For the three months ended September 30, 2026, the Company did not issue any new voting common units. On May 13, 2026, 12,289 newly issued common units were exchanged as part of the settlement of a note purchase agreement. See Note 11 — Debt for more details.

Warrant Units

Pursuant to the terms of the 2023 Loan and Security Agreement (see Note 11 — Debt, to our consolidated financial statements for the year ended December 31, 2025 included in the Prospectus), the Company issued a warrant to a bank to purchase 431 duly authorized and validly issued common units at an exercise price per unit of $0.01. The warrant was subject to certain adjustments and, before its conversion in connection with the IPO, was exercisable until August 4, 2033. The estimated fair value of the warrant of $0.6 million was determined using the Black-Scholes option-pricing model. For this purpose, the Company assumed a risk-free interest rate of 4.78%, a probability weighted time to exit of two years, and 80.0% volatility. The Company recorded the estimated fair value of the warrant as equity.

Pursuant to the terms of the 2024 Credit Agreement (see Note 11 — Debt), the Company issued a warrant to an investor to purchase 6,290 duly authorized and validly issued common units at an exercise price per unit of $0.01. The warrant was subject to certain adjustments and, before its conversion in connection with the IPO, was exercisable until February 27, 2034. The estimated fair value of the warrant of $3.2 million was recorded as equity.

Pursuant to the terms of the 2025 Credit Agreement (see Note 11 — Debt), the Company issued a warrant to an investor to purchase 2,525 duly authorized and validly issued common units at an exercise price per unit of $0.01. The warrant was subject to certain adjustments and, before its conversion in connection with the IPO, was exercisable until December 22, 2035. The estimated fair value of the warrant of $1.0 million was recorded as equity.

Warrant expense for the three and nine months ended September 30, 2025 was $0.2 million and $0.6 million and is included in Interest expense on the unaudited condensed consolidated statements of operations. At September 30, 2026, no warrants were outstanding as all previously outstanding warrants were converted into common units in connection with the IPO.

14.
STOCK-BASED COMPENSATION

Restricted Compensatory Units, Class M Units, and Restricted Stock Units

Simultaneously with the IPO, ER Holdings recapitalized its outstanding Restricted Compensatory Units held by the Continuing Profits Interest Unitholders, with each Restricted Compensatory Unit converted into 499.66 Class M Units in ER Holdings.

Compensation expense recorded for the Restricted Compensatory Units, Class M Units, and Restricted Stock Units ("Stock-Based Compensation Awards") for the three months ended September 30, 2026 and 2025 was $2.8 million and $1.0 million, respectively. Compensation expense recorded for the Stock-Based Compensation Awards for the nine months ended September 30, 2026 and 2025 was $6.6 million and $3.6 million, respectively. The following tables summarize information related to nonvoting Stock-Based Compensation Awards currently held by employees and directors for the period presented:

Period	Number of Class M Units	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	82,899	$223.09
Vested	(6,215)	130.50
Forfeited	(261)	450.65
Unvested, March 31, 2026	76,423	$230.02
Vested	(4,050)	126.85
Forfeited	(319)	641.17
Unvested, June 10, 2026	72,054	$233.99
Conversion of Restricted Compensatory Units to Class M Units	36,002,646	233.99
Vested	(1,877,730)	305.96
Unvested, June 30, 2026	34,124,916	$230.03
Vested	(4,397,026)	272.05
Forfeited	(522,147)	544.60
Unvested, September 30, 2026	29,205,743	$218.09

Period	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, March 31, 2026	—	$—
Granted	1,037,252	17.92
Forfeited	(2,561)	17.92
Unvested, June 30, 2026	1,034,691	$17.92
Granted	46,398	10.52
Forfeited	(21,586)	17.92
Unvested, September 30, 2026	1,059,503	$17.60

The Stock-Based Compensation Awards issued to employees were valued at approximately $0.5 million and $19.1 million, respectively, for the three and nine months ended September 30, 2026. The Stock-Based Compensation Awards issued to employees were valued at approximately $0.6 million and $1.4 million, respectively, for the three and nine months ended September 30, 2025. The Stock-Based Compensation Awards vest generally over time in accordance with the terms of the applicable grant agreements, between one to six years. Time-based awards are classified as equity awards and compensation expense included in the unaudited condensed consolidated statements of operations is recognized ratably over the requisite service period.

For the three and nine months ended September 30, 2026, the Company granted 0 and 83,954, respectively, of Stock-Based Compensation Awards to its Chief Executive Officer and other executive officers. For the three and nine months ended September 30, 2025, the Company granted 20,463 and 22,786, respectively, of Stock-Based Compensation Awards to its Chief Executive Officer and other executive officers.

For the three and nine months ended September 30, 2026, the Company recognized $0 and $1.0 million, respectively, of compensation expense related to accelerated vesting of performance conditions in connection with the IPO.

As of September 30, 2026, unrecognized compensation cost for all outstanding Stock-Based Compensation Awards was $28.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.

15.
EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Class A common shares of the Company by the weighted average number of Class A common shares outstanding during the period. Diluted earnings per share is calculated the same but adjusts the weighted average number of Class A common shares outstanding during the period for the effect of potentially dilutive securities, including restricted stock unit awards, Class B common stock, and Class M Units.

In connection with the June 11, 2026 IPO, the Company reorganized the membership structure. ER Holdings' current capital structure is not reflective of the capital structure of Enchanted Rock Holdings, LLC prior to the IPO. Therefore, earnings per share for the three and nine months ended September 30, 2026, has been calculated based solely on the post-IPO period, as earnings per share is not meaningful for the period from January 1, 2026 to June 10, 2026, due to the different capital structure.

The following table summarizes the basic and diluted earnings per common share calculations:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2026
Basic:
Net income (loss)	$8,902	$(76,028)
Less: Net loss applicable to pre-IPO period	—	(70,048)
Post-IPO Net income (loss)	8,902	(5,980)
Less: Net income (loss) attributable to noncontrolling interest	7,147	(4,753)
Net income (loss) attributable to ERock, Inc.	1,755	(1,227)
Net income (loss) attributable to common shares - Basic	1,755	(1,227)
Weighted average number of common shares outstanding - Basic	48,174,023	48,174,023
Basic net income (loss) per common share	$0.04	$(0.03)
Diluted:
Net income (loss) attributable to common shares - Basic	$1,755	$(1,227)
Net income (loss) available to common shareholders - Diluted	1,755	(1,227)
Weighted average number of common shares outstanding - Basic	48,174,023	48,174,023
Add: Potentially dilutive securities
Restricted Stock Unit Shares - 2026 Equity Incentive Plan	Anti-dilutive	Anti-dilutive
Class B Common Stock	Anti-dilutive	Anti-dilutive
Class M Units (Class A equivalent)	Anti-dilutive	Anti-dilutive
Weighted average number of common shares outstanding - Diluted	48,174,023	48,174,023
Diluted net income (loss) per common share	$0.04	$(0.03)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the diluted weighted average share calculation because their effect would have been anti-dilutive for the periods presented. For the three months ended September 30, 2026, restricted stock unit shares were evaluated under the treasury stock method and Class B common stock and Class M Units were evaluated under the if-converted method. For the nine months ended September 30, 2026, all potentially dilutive securities were excluded due to the Company's net loss position:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Restricted Stock Unit Shares - 2026 Equity Incentive Plan	1,059,503	1,059,503
Class B Common Stock	171,226,057	171,226,057
Class M Units (Class A equivalent)	51,247,532	51,247,532

16.
INCOME TAXES

The effective tax rate for the three months ended September 30, 2026 and 2025 was 1.80% and (0.02%), respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was (0.46%) and (0.07%), respectively.

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

Tax Receivable Agreement

Concurrently with the closing of the IPO, the Company entered into the Tax Receivable Agreement (the “TRA”) with certain Continuing Equity Unitholders, certain Continuing Profits Interest Unitholders and certain entities interposed between certain pre-IPO owners that received shares of the Company’s Class A common stock pursuant to mergers consummated in connection with the IPO pursuant to which each company first became a wholly owned subsidiary of the Company and then merged into the Company (including Energy Impact Fund (FT-B) LP) (together, the “TRA Beneficiaries”) and a designated TRA representative. The TRA provides for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that the Company actually realizes or is deemed to realize (calculated using certain assumptions) as a result of the Company’s use of certain tax benefits resulting from (i) certain increases in, or adjustments to, the tax basis of assets of ER Holdings and its subsidiaries resulting from exchanges of ER Holdings membership interests in the future, (ii) certain tax attributes available to the Company as a result of the Reorganization, and (iii) certain other tax benefits related to the Company’s entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA. The Company will retain the remaining 15% of such amount of the net cash tax savings. The actual future payments to the TRA Beneficiaries will vary based on a number of factors including the timing and amount of the Company’s future income.

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

17.
COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the unaudited condensed consolidated financial statements with respect to any legal matters at September 30, 2026 and December 31, 2025.

Purchase Commitments

The Company's purchase commitments primarily include obligations to purchase generator assembly components from third party suppliers. These purchase obligations were made under noncancellable purchase orders and contractual obligations requiring minimum purchases for which cancellation would result in significant penalties. The purchase commitments presented in the table below include amounts that are fixed with noncancellable minimum purchase terms. At December 31, 2025, the Company had no outstanding purchase commitments. At September 30, 2026, the future unconditional purchase commitments were as follows:

(in thousands)
Remainder of 2026	$—
2027	37,620
2028	7,524
Total future unconditional purchase commitments	$45,144

18.
RELATED-PARTY TRANSACTIONS

The Company did not enter into any related party transactions during the three months ended September 30, 2026. On December 27, 2024, the Company entered into the 2024 Note Purchase Agreement (see Note 11 — Debt — 2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes) with the investor holding Series A Preferred Units (see Note 12 — Mezzanine Equity). On May 13, 2026, the Company settled all notes with this investor, through a combination of contribution and exchange transactions and a cash payoff (See Note 11 — Debt — 2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes).

19.
SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date through the date the unaudited condensed consolidated financial statements were issued, noting no subsequent events.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes for the year ended December 31, 2025, included in the Prospectus. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report and the section titled “Risk Factors” of the Prospectus for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We primarily serve data centers, utilities and large commercial and industrial (“C&I”) businesses across eight U.S. states, with our largest operating footprints located in California and Texas, where we anticipate disproportionate growth and market potential driven by high data center demand in the near- and medium-term. With over 15 years of operational experience and approximately 450 operational sites, we believe we are one of the most established, proven providers in the distributed power generation market.

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

At the core of our power systems is our RockBlock (“RockBlock”), a modular, distributed generator string that incorporates our proprietary natural gas engine, which scales in 0.5 megawatt (“MW”) increments from 1.5 MW to 3.5 MW per RockBlock and is assembled in-house. Complementing our generator technology is our Granite Software Ecosystem (“Granite”), a proprietary software that is embedded in our power systems and enables us to use operating data to improve operations for high reliability at a lower cost. We produce our proprietary engines and generators at our Hyperion and Titan facilities, which are both located in Houston, Texas. Our assembly process is designed to scale efficiently and rapidly to meet growing customer demand and service our backlog, leveraging a high-volume, largely multi-sourced supply chain and standardized assembly processes.

Over the past decade, we have built a foundation of deep trust and relationships with leading data center and artificial intelligence ecosystem companies, such as Microsoft, Meta, Wistron and Foxconn, electric and gas utilities, such as Entergy and ComEd, and C&I customers, such as H-E-B and Walmart, with approximately 50 customers in those end markets, providing single point accountability, speed-to-power, reliability, flexibility and scale for our customers. We serve customers across the United States, with a geographic footprint spanning eight states and four major regional transmission organizations. Data centers partner with us to accelerate site commissioning and meet stringent reliability, sound and emissions requirements while supporting AI-driven load growth. Utilities leverage our systems to address cost pressure, grid stability, reliability and emergency backup, and capacity constraints and demand response. C&I customers rely on us for resilient backup power and operational continuity as well as cost savings from grid services.

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

Prior to the completion of the IPO, the limited liability company agreement of ER Holdings was amended and restated to, among other things, modify its capital structure by reclassifying (1) its outstanding Common and Series A Preferred Units (as defined below) held by the Blocker Companies (as defined below) into Class A membership interests in ER Holdings (“Class A Units”), (2) its outstanding Common and Series A Preferred Units held by the Continuing Equity Unitholders into Class B Units, and (3) its outstanding Compensatory Units held by the Continuing Profits Interest Unitholders (as defined below) into Class M membership interests in ER Holdings (“Class M Units”) (the “Reclassification”). We refer to each entity interposed between a Blocked Unitholder (as defined below) and ER Holdings that holds Class A Units on behalf of such Blocked Unitholder, which entities were formed for the principal purpose of indirectly holding equity interests in ER Holdings, as a “Blocker Company”. We refer to the Reclassification, the amendment and restatement of the ER Holdings limited liability company agreement, the mergers consummated in connection with the IPO pursuant to which each Blocker Company first became a wholly-owned subsidiary of the Company and then merged into the Company (the “Blocker Mergers”), and the entry into the Tax Receivable Agreement described below as the “Reorganization.”

Recent Trends and Outlook

We believe the United States is entering a historic upswing in electricity demand, primarily driven by a generational surge in demand for artificial intelligence, digital infrastructure, and broader electrification, with load growth accelerating to its highest levels in 50 years, with Grid Strategies LLC projecting growth of approximately 5.7% annually through 2030. This expansion is creating a widening gap between required power capacity and the speed at which traditional utility-scale infrastructure can be developed. As the “Age of Electricity” progresses, the structural mismatch between demand growth and supply addition has intensified, particularly as data center construction timelines (typically two to three years) continue to outpace the four-to-eight-year requirement for new grid and generation infrastructure.

Data centers have emerged as the single largest source of new load growth in the United States, with the International Energy Agency projecting that data center power consumption will account for nearly half of U.S. electricity demand growth through 2030, a rate of expansion unparalleled in any other global region. Beyond data centers, demand is further bolstered by industrial reshoring and the electrification of transportation and buildings. We expect this environment to require substantial additions of firm and flexible capacity, with industry forecasts indicating approximately 166 GW of incremental U.S. peak demand growth by 2030 to meet rising peak demand–a shortfall that we believe cannot be met by variable renewables and storage alone under current build-out timelines.

Traditional energy solutions are currently insufficient to meet the magnitude of this demand. Existing infrastructure is under significant strain, with grid congestion and long interconnection queues posing critical barriers to new capacity. In major markets like Northern Virginia, connection timelines for new data center capacity now extend to approximately seven years. Furthermore, according to Industrial Sage, global supply chains for essential components, such as transformers and turbines, face multi-year backlogs and lead times ranging from 24 to 30 months. These constraints have led to intensifying reliability risks. Approximately 20% of new data center projects globally are at risk of delay due to grid limitations per the International Energy Agency. Simultaneously, extreme weather events and surging peak loads from electric vehicle charging are increasing outage exposure across the U.S. grid. Given that data centers require uninterrupted, firm power with extremely low tolerance for outages, the demand for resilient, “always-on” power solutions has never been higher.

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

Adjusted EBITDA and Adjusted EBITDA Margin to GAAP Net Income (Loss) and Net Income (Loss) Margin Reconciliation

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA, and net income (loss) margin is the GAAP measure most directly comparable to Adjusted EBITDA Margin. We define Adjusted EBITDA as net income (loss) before net interest expense; depreciation and amortization expense; income tax expense; stock-based compensation; and other items management deems non-operational or not reflective of ongoing core operations (e.g., changes in fair value of warrant unit liabilities, professional fees associated with debt and equity transactions, legal settlements). We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

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

The tables below present a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss) and net income (loss) margin:

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Net income (loss)	$8,902	$(19,768)	$28,670	N/M
Net interest expense (income)	(5,113)	4,465	(9,578)	N/M
Depreciation and amortization expense	1,838	818	1,020	124.7%
Loss on debt extinguishment	—	3,418	(3,418)	(100.0%)
Income tax expense	163	3	160	5333.3%
Stock-based compensation	2,835	989	1,846	186.7%
Non-recurring professional fees (1)	954	547	407	74.4%
Loss associated with purchase of excess generation assets	3,000	—	3,000	N/M
Adjusted EBITDA	$12,579	$(9,528)	$22,107	N/M

Total revenues	$152,767	$37,152	$115,615	311.2%

Net income (loss) margin	5.8%	(53.2)%		59.0%
Adjusted EBITDA Margin	8.2%	(25.6)%		33.8%

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Net loss	$(76,028)	$(43,688)	$(32,340)	74.0%
Net interest expense (income)	(4,627)	(1,404)	(3,223)	229.6%
Depreciation and amortization expense	4,447	2,682	1,765	65.8%
Loss on debt extinguishment	48,774	18,662	30,112	161.4%
Income tax expense	350	31	319	1029.0%
Stock-based compensation	6,573	3,559	3,014	84.7%
Non-recurring professional fees (1)	3,199	3,158	41	1.3%
Loss associated with purchase of excess generation assets	3,000	—	3,000	N/M
Adjusted EBITDA	$(14,312)	$(17,000)	$2,688	15.8%

Total revenues	$224,381	$129,719	$94,662	73.0%

Net loss margin	(33.9)%	(33.7)%		(0.2%)
Adjusted EBITDA Margin	(6.4)%	(13.1)%		6.7%

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

The tables below present a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to gross profit and gross margin:

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Total revenues	$152,767	$37,152	$115,615	311.2%
Total cost of revenues	116,009	32,976	83,033	251.8%
Less: depreciation and amortization expense	1,838	818	1,020	124.7%
Total gross profit	$34,920	$3,358	$31,562	939.9%
Less: reimbursable variable revenue	(7,897)	(4,098)	(3,799)	92.7%
Add: reimbursable variable cost	7,897	4,098	3,799	92.7%
Adjusted Gross Profit	$34,920	$3,358	$31,562	939.9%

Gross margin	22.9%	9.0%		13.9%
Adjusted Gross Margin	24.1%	10.2%		13.9%

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Total revenues	$224,381	$129,719	$94,662	73.0%
Total cost of revenues	172,390	105,815	66,575	62.9%
Less: depreciation and amortization expense	4,447	2,682	1,765	65.8%
Total gross profit	$47,544	$21,222	$26,322	124.0%
Less: reimbursable variable revenue	(20,885)	(12,306)	(8,579)	69.7%
Add: reimbursable variable cost	20,885	12,148	8,737	71.9%
Adjusted Gross Profit	$47,544	$21,064	$26,480	125.7%

Gross margin	21.2%	16.4%		4.8%
Adjusted Gross Margin	23.4%	17.9%		5.5%

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

Contracted Power System Sales Backlog as of September 30, 2026 was approximately $1.6 billion, an increase of $1.5 billion, as compared to September 30, 2025. This increase was driven by new contracts with data center customers, partially offset by net reductions in backlog from utility and commercial and industrial (“C&I”) customers as revenue recognized during the period exceeded new bookings in those customer groups.

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

	As of September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Annualized Recurring Service Revenue	$24,738	$21,126	$3,612	17.1%

Annualized Recurring Service Revenue increased $3.6 million, or 17.1%, as of September 30, 2026 as compared to September 30, 2025. This increase is primarily due to new services contracts entered into during the period.

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

	As of September 30,		Change
	2026	2025	Amount	%
Installed Base in Megawatts	1,104	1,010	94	9.3%

Installed Base increased by 94 megawatts, or 9.3%, as of September 30, 2026 as compared to September 30, 2025. This increase is primarily due to additional systems deployed to customers since the prior period.

Key Factors Affecting Our Performance

Power and Distributed Generation Demand

Our performance depends on demand for distributed energy generation solutions across data centers, utility and C&I sectors. Market demand is influenced by trends in electricity usage, including electrification of transportation and buildings, reshoring of manufacturing and rapid growth in data center and AI driven load, as well as customers’ capital spending levels and expectations for the availability, pricing and reliability of grid sourced power. Changes in regulatory policies, technological alternatives, macroeconomic conditions or shifts in customer procurement priorities could materially affect demand for our products.

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

Public Company Expenses

We have incurred and expect to incur additional administrative expenses as a result of becoming a publicly traded corporation that we did not previously incur as a private company, including costs of the IPO and costs associated with SEC reporting and compliance requirements, annual and quarterly reports to shareholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley compliance readiness, and director and officer compensation.

Components of Results of Operations

Revenues

We generate revenue from two primary sources: power system sales and ongoing services. Power system sales can be a combination of power system sales product revenues and power system sales installation services revenues. Each of power system sales and ongoing services can also include warranty services.

Power System Sales Revenues

Power System Sales Product Revenues (Generators): We sell generators to data center, C&I and utility customers. We generally recognize product revenue from the sale of generators at a point in time when control is transferred to the customers upon completion of factory acceptance testing. In certain “bill-and-hold” arrangements where the customer requests us to warehouse the generator until the site is ready for installation, control transfers when the generator is ready for physical transfer to the customer, as we have a present right to payment, the customer can direct the use of the generators (i.e. requests shipment to its facility), and legal title has passed to the customer. Furthermore, the generator is identified separately as belonging to the customer, and we cannot use the generator or direct it to another customer.

Power system sales product revenue is driven by contracting for new power system projects, executing on our Contracted Power System Sales Backlog and the timing of assembly and delivery of our generators to customers pursuant to equipment purchase agreements (EPA) and ESI agreements. In 2025, we transitioned the assembly of our generators in-house at our Titan facility, and we have commenced operations at our Hyperion facility during the third quarter of 2026. As we continue to ramp this facility over the fourth quarter, we expect to continue to increase power system sales product revenue in 2026 compared to 2025 and 2024 due to higher demand and improved efficiencies in our assembly and delivery capabilities.

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

Cost of Power System Sales Revenues

Cost of Power System Sales Product Revenues (Generators): Cost of power system sales product revenues primarily reflect the direct expenditures associated with the engineering and procurement of the components and materials for, and assembly of, our power systems, including our reciprocating engines. These costs are generally recognized at the point in time when control of the product is transferred to the customer. We expect cost of power system sales product revenues to increase as we contract for new power system projects and execute on our Contracted Power System Sales Backlog.

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

Cost of Ongoing Services Revenues

Cost of ongoing services revenues primarily consists of the expenses associated with operating, maintaining and managing our power systems pursuant to ongoing services agreements. These costs span the term of each ongoing services agreement, beginning with the final commissioning and integration phase of installation and continuing with the operation, maintenance and asset management of the applicable power system. These costs include the cost of labor to operate and maintain our power systems, the cost of components and materials to maintain our power systems and the cost of labor to manage the electricity and natural gas market participation of our power systems. We expect the cost of ongoing services revenues to increase as we grow our installed base. Costs of warranties for ongoing services are recognized as incurred and include labor, parts and allocated overhead necessary to perform repair services. We do not accrue these costs and recognize the expense in the period the services are performed.

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

Depreciation and Amortization Expenses

We depreciate our assets on a straight-line basis over their estimated useful lives, which generally range from five to 15 years. We expect depreciation and amortization expenses to increase in future periods as we continue to expand our overall production capacity.

Interest Expense

Interest expense for the period primarily reflects charges incurred under our financing obligations. In conjunction with the IPO, we fully retired all long-term debt facilities. By eliminating this principal and having no outstanding long-term debt, we have lowered our overall cost of capital and improved our net interest margins moving forward.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and September 30, 2025

The following tables present selected unaudited condensed consolidated statements of operations data for the periods indicated. This information is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report.

	Three Months Ended
(dollars in thousands)	September 30,		Change
Condensed Consolidated Statements of Operations	2026	2025	Amount	%
Power system sales product revenues	$109,166	$15,809	$93,357	590.5%
Power system sales installation services revenues	27,144	10,654	16,490	154.8%
Power system sales revenues	136,310	26,463	109,847	415.1%
Ongoing services revenues	16,457	10,689	5,768	54.0%
Total revenues	152,767	37,152	115,615	311.2%
Cost of power system sales product revenues, excluding depreciation and amortization	79,611	16,421	63,190	384.8%
Cost of power system sales installation services revenues, excluding depreciation and amortization	22,606	7,821	14,785	189.0%
Cost of power system sales revenues, excluding depreciation and amortization	102,217	24,242	77,975	321.7%
Cost of ongoing services revenues, excluding depreciation and amortization	13,792	8,734	5,058	57.9%
Total cost of revenues, excluding depreciation and amortization	116,009	32,976	83,033	251.8%
General and administrative expenses	28,035	15,678	12,357	78.8%
Depreciation and amortization expense	1,838	818	1,020	124.7%
Income (loss) from operations	6,885	(12,320)	19,205	N/M
Interest expense	(207)	(4,465)	4,258	(95.4%)
Loss on debt extinguishment	—	(3,418)	3,418	(100.0%)
Other income, net	2,387	438	1,949	445.0%
Income (loss) before income taxes	9,065	(19,765)	28,830	N/M
Income tax expense	(163)	(3)	(160)	5333.3%
Net income (loss)	8,902	(19,768)	28,670	N/M
Deemed dividends related to Series A preferred units	—	(785)	785	(100.0%)
Net income (loss) attributable to common units	$8,902	$(20,553)	$29,455	N/M

Net loss applicable to pre-IPO period	—	—	—	N/A
Net income attributable to noncontrolling interest	7,147	—	7,147	N/A
Net income attributable to ERock, Inc.	$1,755	$—	$1,755	N/A

Other Financial Data:
Net income (loss) margin	5.8%	(53.2)%		59.0%
Adjusted EBITDA	$12,579	$(9,528)	$22,107	N/M
Adjusted EBITDA margin	8.2%	(25.6)%		33.8%

	Nine Months Ended
(dollars in thousands)	September 30,		Change
Condensed Consolidated Statements of Operations	2026	2025	Amount	%
Power system sales product revenues	$130,486	$65,200	$65,286	100.1%
Power system sales installation services revenues	48,260	32,691	15,569	47.6%
Power system sales revenues	178,746	97,891	80,855	82.6%
Ongoing services revenues	45,635	31,828	13,807	43.4%
Total revenues	224,381	129,719	94,662	73.0%
Cost of power system sales product revenues, excluding depreciation and amortization	96,202	56,209	39,993	71.2%
Cost of power system sales installation services revenues, excluding depreciation and amortization	38,195	22,116	16,079	72.7%
Cost of power system sales revenues, excluding depreciation and amortization	134,397	78,325	56,072	71.6%
Cost of ongoing services revenues, excluding depreciation and amortization	37,993	27,490	10,503	38.2%
Total cost of revenues, excluding depreciation and amortization	172,390	105,815	66,575	62.9%
General and administrative expenses	76,258	48,269	27,989	58.0%
Depreciation and amortization expense	4,447	2,682	1,765	65.8%
Loss from operations	(28,714)	(27,047)	(1,667)	(6.2%)
Interest (expense) income	(4,050)	1,238	(5,288)	N/M
Loss on debt extinguishment	(48,774)	(18,662)	(30,112)	161.4%
Other income, net	5,860	814	5,046	619.9%
Loss before income taxes	(75,678)	(43,657)	(32,021)	73.3%
Income tax expense	(350)	(31)	(319)	1029.0%
Net loss	(76,028)	(43,688)	(32,340)	74.0%
Deemed dividends related to Series A preferred units	(1,473)	(2,310)	837	(36.2%)
Net loss attributable to common units	$(77,501)	$(45,998)	$(31,503)	68.5%

Net loss applicable to pre-IPO period	(70,048)	—	(70,048)	N/A
Net loss attributable to noncontrolling interest	(4,753)	—	(4,753)	N/A
Net loss attributable to ERock, Inc.	$(1,227)	$—	$(1,227)	N/A

Other Financial Data:
Net loss margin	(33.9)%	(33.7)%		(0.2%)
Adjusted EBITDA	$(14,312)	$(17,000)	$2,688	15.8%
Adjusted EBITDA margin	(6.4)%	(13.1)%		6.7%

Net Income (Loss) and Net Income (Loss) Margin

Net income increased by $28.7 million to $8.9 million for the three months ended September 30, 2026, compared to a net loss of $19.8 million for the three months ended September 30, 2025. This increase was primarily attributable to a $32.6 million increase in gross profit (excluding depreciation and amortization) driven by higher power system sales revenue primarily related to higher activity as compared to the same prior year period, a $4.3 million decrease in interest expense due to a larger debt balance in the same prior year period, a $3.4 million decrease in the loss on debt extinguishments primarily related to extinguishments of our term loan in the prior-year period, and a $1.9 million increase in other income. These impacts were offset by a $12.4 million increase in general and administrative expenses associated with operating as a public company and supporting the Company's growth initiatives. The increase in general and administrative expenses was primarily driven by a $5.1 million increase in total employee compensation and benefits, including $1.7 million in salaries, $1.1 million in bonus expense based on the 2026 target payout, $1.8 million in stock-based compensation expense primarily associated with new equity awards, and $0.5 million in employee benefits; a $4.1 million increase in audit, tax and contract labor fees, primarily related to public company compliance activities and ramp up of business needs; a $1.1 million increase in taxes and licenses, primarily attributable to franchise and sales taxes resulting from higher assessed values, increased inventory levels, and updated tax rates across key operating locations, a $0.6 million increase in office expenses, primarily due to higher utilities, rent (Hyperion), and maintenance costs associated with the ramp-up of the Hyperion manufacturing facility; and $0.6 million hiring and placement fees primarily driven by recruiting agency commissions and executive search costs associated with strategic hiring initiatives and increased headcount growth across key functions.

Net loss increased by $32.3 million, or 74.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily attributable to a $30.1 million increase in the loss on debt extinguishments related to extinguishments of our convertible notes and term loan, a $28.0 million increase in general and administrative expenses associated with operating as a public company and supporting the Company's growth initiatives, and a $5.3 million increase in interest expense due to gains recognized on fair value adjustments on debt instruments in the same prior year period. These impacts were offset by a $28.1 million increase in gross profit (excluding depreciation and amortization), driven by higher power system sales revenue primarily related to higher activity as compared to the same prior year period, and a $5.0 million increase in other income. The increase in general and administrative expenses was primarily driven by a $13.5 million increase in total employee compensation and benefits, including $6.8 million in salaries, $2.8 million in bonus expense based on the 2026 target payout, $3.0 million in stock-based compensation expense primarily associated with new equity awards, and $0.9 million in employee benefits; a $6.5 million increase in audit, tax and contract labor fees; a $2.6 million increase in taxes and licenses, primarily attributable to franchise and sales taxes resulting from higher assessed values, increased inventory levels, and updated tax rates across key operating locations; a $2.0 million increase in office expenses, primarily due to higher utilities, rent, and maintenance costs associated with the ramp-up of the Hyperion manufacturing facility; and $1.1 million hiring and placement fees primarily driven by recruiting agency commissions and executive search costs associated with strategic hiring initiatives and increased headcount growth across key functions.

Net income margin was 5.8% for the three months ended September 30, 2026, an improvement of 59.0 percentage points compared to a net loss margin of (53.2%) for the three months ended September 30, 2025. The improvement was primarily driven by a $28.7 million increase in net income, as described above, coupled with a $115.6 million, or 311.2%, increase in total revenues.

Net loss margin was (33.9%) for the nine months ended September 30, 2026, a decline of 0.2 percentage points compared to a net loss margin of (33.7%) for the nine months ended September 30, 2025. The decline was primarily driven by a $32.3 million increase in net loss, as described above, offset by a $94.7 million, or 73.0%, increase in total revenues.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA improved to $12.6 million for the three months ended September 30, 2026, from ($9.5) million for the three months ended September 30, 2025, and improved to ($14.3) million for the nine months ended September 30, 2026, from ($17.0) million for the nine months ended September 30, 2025. These improvements were primarily attributable to higher gross profit resulting from increases in total revenue of $115.6 million, or 311.2%, and $94.7 million, or 73.0%, for the three- and nine-month periods, respectively, compared with the corresponding prior-year periods. The revenue increases were primarily driven by higher power system sales volumes, associated with the execution of larger projects during the current period, as well as continued growth in ongoing services revenues.

Adjusted EBITDA Margin improved by 33.8 percentage points to 8.2% for the three months ended September 30, 2026, compared to (25.6%) for the three months ended September 30, 2025. Adjusted EBITDA Margin improved by 6.7 percentage points to (6.4%) for the nine months ended September 30, 2026, compared to (13.1%) for the nine months ended September 30, 2025. These improvements were primarily attributable to higher gross profit resulting from increased power system product sales and realized operating leverage, associated with the execution of larger projects during the current period, as well as continued growth in ongoing services revenues.

For more information regarding our non-GAAP measures Adjusted EBITDA and Adjusted EBITDA Margin, and a reconciliation to their most comparable GAAP measures, see “—Non-GAAP Financial Measures.”

Total Revenues

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Power system sales product revenues	$109,166	$15,809	$93,357	590.5%
Power system sales installation services revenues	27,144	10,654	16,490	154.8%
Power system sales revenues	136,310	26,463	109,847	415.1%
Ongoing services revenues	16,457	10,689	5,768	54.0%
Total revenues	$152,767	$37,152	$115,615	311.2%

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Power system sales product revenues	$130,486	$65,200	$65,286	100.1%
Power system sales installation services revenues	48,260	32,691	15,569	47.6%
Power system sales revenues	178,746	97,891	80,855	82.6%
Ongoing services revenues	45,635	31,828	13,807	43.4%
Total revenues	$224,381	$129,719	$94,662	73.0%

Total revenues for the three months ended September 30, 2026, were $152.8 million, an increase of $115.6 million, or 311.2%, compared to $37.2 million for the three months ended September 30, 2025. This increase was primarily driven by a $93.4 million increase in power system sales product revenues, and a $16.5 million increase in installation revenues.

Total revenues for the nine months ended September 30, 2026, were $224.4 million, an increase of $94.7 million, or 73.0%, compared to $129.7 million for the nine months ended September 30, 2025. This increase was primarily driven by a $65.3 million increase in power system sales product revenues, and a $15.6 million increase in installation revenues.

At September 30, 2026, we have approximately $1.6 billion in Contracted Power System Sales Backlog. Based on our current delivery capacity and production capacity at our Titan and Hyperion facilities, we expect to execute on this backlog over approximately two years. As a result, we expect to increase our total revenues in these years, primarily relating to power system sales product and installation services revenues, with ongoing services revenues expected to grow as additional systems are commissioned. Our ability to execute on this backlog as anticipated is subject to a number of risks and uncertainties including: (1) the risk that customers fail to meet or seek to modify their contractual commitments, (2) disruptions to our assembly operations or supply chain, and (3) broader macroeconomic conditions that could affect our customers’ ability to finance their purchases.

Power system sales product revenues

Power system sales product revenues increased by $93.4 million, or 590.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by higher product sales associated with larger customer generator projects during the current period.

Power system sales product revenues increased by $65.3 million, or 100.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily driven by higher product sales associated with larger customer generator projects during the current period.

Power system sales installation services revenues

Power system sales installation services revenues increased by $16.5 million, or 154.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by higher installation activity and timing of key project milestone achievements on customer sites requiring installation services, compared to fewer installation milestone completions in the prior-year period.

Power system sales installation services revenues increased by $15.6 million, or 47.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven by higher installation activity and timing of key project milestone achievements on customer sites requiring installation services, compared to fewer installation milestone completions in the prior-year period.

Ongoing services revenues

Ongoing services revenues increased by $5.8 million, or 54.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily driven by a $3.8 million increase in reimbursable revenue and a $2.0 million increase in service activity, primarily attributable to increased billable and contract services driven by our expanding installed base of power systems and increased demand for maintenance and support services.

Ongoing services revenues increased by $13.8 million, or 43.4%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily driven by an $8.6 million increase in reimbursable revenue and a $5.3 million increase in service activity, primarily attributable to increased billable and contract services driven by our expanding installed base of power systems and increased demand for maintenance and support services.

Total Cost of Revenues

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Cost of power system sales product revenues, excluding depreciation and amortization	$79,611	$16,421	$63,190	384.8%
Cost of power system sales installation services revenues, excluding depreciation and amortization	22,606	7,821	14,785	189.0%
Cost of power system sales revenues, excluding depreciation and amortization	102,217	24,242	77,975	321.7%
Cost of ongoing services revenues, excluding depreciation and amortization	13,792	8,734	5,058	57.9%
Total cost of revenues, excluding depreciation and amortization	$116,009	$32,976	$83,033	251.8%

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Cost of power system sales product revenues, excluding depreciation and amortization	$96,202	$56,209	$39,993	71.2%
Cost of power system sales installation services revenues, excluding depreciation and amortization	38,195	22,116	16,079	72.7%
Cost of power system sales revenues, excluding depreciation and amortization	134,397	78,325	56,072	71.6%
Cost of ongoing services revenues, excluding depreciation and amortization	37,993	27,490	10,503	38.2%
Total cost of revenues, excluding depreciation and amortization	$172,390	$105,815	$66,575	62.9%

Total cost of revenues increased by $83.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily attributable to a $63.2 million increase in power system product cost of revenues and a $14.8 million increase in power system installation cost of revenues.

Total cost of revenues increased by $66.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily attributable to a $40.0 million increase in power system product cost of revenues and a $16.1 million increase in power system installation cost of revenues.

As of September 30, 2026, we have approximately $1.6 billion in Contracted Power System Sales Backlog. As we execute on our Contracted Power System Sales Backlog over the approximately two-year period, we anticipate total cost of revenues to increase commensurate with higher revenue. However, we expect revenues to grow faster than costs, leading to improved margins compared to 2025 levels, driven by operational efficiencies from our Titan and Hyperion facilities, installation cost improvements from the standardization and pre-configuration of our RockBlock systems, and the largely fixed-cost nature of our O&M infrastructure relative to our growing installed base. This expected improvement is subject to risks including: (1) unforeseen increases in component or raw material costs, (2) supply chain disruptions, and (3) labor cost increases, any of which could adversely affect the margin improvement we currently anticipate.

Cost of power system sales product revenues

Cost of power system sales product revenues increased $63.2 million, or 384.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by higher material costs associated with increased power system product deliveries during the current period. The comparable prior-year period reflected lower product-related cost of revenues due to the delivery of fewer generators.

Cost of power system sales product revenues increased $40.0 million, or 71.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven by higher material costs associated with increased power system product deliveries during the current period. The comparable prior-year period reflected lower product-related cost of revenues due to the delivery of fewer generators.

Cost of power system sales installation revenues

Cost of power system sales installation revenues increased $14.8 million, or 189.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by higher installation activity associated with the progression of customer projects and the achievement of key project milestones requiring installation and commissioning services.

Cost of power system sales installation revenues increased $16.1 million, or 72.7%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was driven by higher installation activity associated with the progression of customer projects and the achievement of key project milestones requiring installation and commissioning services.

Cost of ongoing services revenues

Cost of ongoing services revenues increased $5.1 million, or 57.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by higher service activity associated with the growth of our installed base of power systems, including increased maintenance services, and additional billable service work performed during the period.

Cost of ongoing services revenues increased $10.5 million, or 38.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven by higher service activity associated with the growth of our installed base of power systems, including increased maintenance services, and additional billable service work performed during the period.

Operating Expenses

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
General and administrative expenses	$28,035	$15,678	$12,357	78.8%
Depreciation and amortization expense	1,838	818	1,020	124.7%
	$29,873	$16,496	$13,377	81.1%

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
General and administrative expenses	$76,258	$48,269	$27,989	58.0%
Depreciation and amortization expense	4,447	2,682	1,765	65.8%
	$80,705	$50,951	$29,754	58.4%

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2026 were $29.9 million, an increase of $13.4 million, or 81.1%, compared to $16.5 million for the three months ended September 30, 2025. The increase was driven by a $12.4 million increase in general and administrative expenses and a $1.0 million increase in depreciation and amortization expenses.

Total operating expenses for the nine months ended September 30, 2026 were $80.7 million, an increase of $29.8 million, or 58.4%, compared to $51.0 million for the nine months ended September 30, 2025. The increase was driven by a $28.0 million increase in general and administrative expenses and a $1.8 million increase in depreciation and amortization expenses.

General and Administrative

General and administrative expenses increased by $12.4 million, or 78.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by a $5.1 million increase in total employee compensation and benefits, including $1.7 million in salaries, $1.1 million in bonus expense based on the 2026 target payout, $1.8 million in stock-based compensation expense primarily associated with new equity awards, and $0.5 million in employee benefits; a $4.1 million increase in audit, tax and contract labor fees, primarily related to public company compliance activities and ramp up of business needs; a $1.1 million increase in taxes and licenses, primarily attributable to franchise and sales taxes resulting from higher assessed values, increased inventory levels, and updated tax rates across key operating locations, a $0.6 million increase in office expenses, primarily due to higher utilities, rent (Hyperion), and maintenance costs associated with the ramp-up of the Hyperion manufacturing facility; and $0.6 million hiring and placement fees primarily driven by recruiting agency commissions and executive search costs associated with strategic hiring initiatives and increased headcount growth across key functions.

General and administrative expenses increased by $28.0 million, or 58.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by a $13.5 million increase in total employee compensation and benefits, including $6.8 million in salaries, $2.8 million in bonus expense based on the 2026 target payout, $3.0 million in stock-based compensation expense primarily associated with new equity awards, and $0.9 million in employee benefits; a $6.5 million increase in audit, tax and contract labor fees; a $2.6 million increase in taxes and licenses, primarily attributable to franchise and sales taxes resulting from higher assessed values, increased inventory levels, and updated tax rates across key operating locations; a $2.0 million increase in office expenses, primarily due to higher utilities, rent, and maintenance costs associated with the ramp-up of the Hyperion manufacturing facility; and $1.1 million hiring and placement fees primarily driven by recruiting agency commissions and executive search costs associated with strategic hiring initiatives and increased headcount growth across key functions.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.0 million, or 124.7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by the increase in amortization expenses related to capitalized software and other intangible assets used to support operational and corporate systems along with investments in equipment, infrastructure, and other fixed assets primarily related to our Titan and Hyperion facilities which were placed into service to support our expanding operations and growing installed base of power systems.

Depreciation and amortization expense increased by $1.8 million, or 65.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by the increase in amortization expenses related to capitalized software and other intangible assets used to support operational and corporate systems along with investments in equipment, infrastructure, and other fixed assets primarily related to our Titan and Hyperion facilities which were placed into service to support our expanding operations and growing installed base of power systems.

Interest Expense

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Interest expense	$(207)	$(5,316)	$5,109	(96.1%)
Interest income - fair value adjustments on debt instruments	—	851	(851)	(100.0%)
Interest expense	$(207)	$(4,465)	$4,258	(95.4%)

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Interest expense	$(6,409)	$(15,045)	$8,636	(57.4%)
Interest income - fair value adjustments on debt instruments	2,359	16,283	(13,924)	(85.5%)
Interest (expense) income	$(4,050)	$1,238	$(5,288)	N/M

Interest expense decreased $5.1 million to $0.2 million for the three months ended September 30, 2026 compared to $5.3 million for the three months ended September 30, 2025. Interest income related to fair value adjustments on debt instruments decreased $0.9 million to $0 for the three months ended September 30, 2026 compared to $0.9 million for the three months ended September 30, 2025. The decreases were due to lower volatility and a lower average debt balance compared to the prior-year period.

Interest expense decreased $8.6 million to $6.4 million for the nine months ended September 30, 2026, compared to $15.0 million for the nine months ended September 30, 2025. Interest income related to fair value adjustments on debt instruments decreased $13.9 million to $2.4 million for the nine months ended September 30, 2026 compared to $16.3 million for the nine months ended September 30, 2025. The decreases were due to lower volatility and a lower average debt balance compared to the prior-year period.

Other Income and Expenses

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Loss on debt extinguishment	$—	$(3,418)	$3,418	(100.0%)
Other income, net	2,387	438	1,949	445.0%
	$2,387	$(2,980)	$5,367	N/M

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Loss on debt extinguishment	$(48,774)	$(18,662)	$(30,112)	161.4%
Other income, net	5,860	814	5,046	619.9%
	$(42,914)	$(17,848)	$(25,066)	140.4%

Loss on debt extinguishments decreased $3.4 million to $0 for the three months ended September 30, 2026, compared to $3.4 million for the three months ended September 30, 2025. The decrease was primarily attributable to extinguishments of our term loan in the prior-year period.

Loss on debt extinguishments increased $30.1 million to $48.8 million for the nine months ended September 30, 2026, compared to $18.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher extinguishment activity related to our convertible notes and term loan compared to the prior-year period.

Other income, net increased $1.9 million to $2.4 million for the three months ended September 30, 2026, compared to $0.4 million for the three months ended September 30, 2025. This increase is primarily due to an increase in interest income of $5.3 million associated with our higher cash balances in 2026, partially offset by a $3.0 million loss incurred in connection with the purchase of excess generation assets.

Other income, net increased $5.0 million to $5.9 million for the nine months ended September 30, 2026, compared to $0.8 million for the nine months ended September 30, 2025. This increase is primarily due to an increase in interest income of $8.5 million associated with our higher cash balances in 2026, partially offset by a $3.0 million loss incurred in connection with the purchase of excess generation assets.

Provision for Income Taxes

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Income tax expense	$(163)	$(3)	$(160)	5333.3%

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Income tax expense	$(350)	$(31)	$(319)	1029.0%

Income tax expense increased by $0.2 million, or 5333.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily attributable to higher projected revenues in Texas for the full year.

Income tax expense increased by $0.3 million, or 1029.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily attributable to higher projected revenues in Texas for the full year.

Liquidity and Capital Resources

Our working capital is substantially influenced by the factors discussed above and fluctuates based on the timing and amount of borrowings and repayments of notes payable, as well as the timing of cash collections from customers and payments to vendors. At September 30, 2026, we had cash and cash equivalents of $548.7 million, with noncurrent restricted cash of $69.8 million. At September 30, 2026, working capital was $218.7 million.

Following the completion of our IPO, we used approximately $369.3 million of the net proceeds (net of underwriting discounts and commissions) from the IPO to purchase 18,604,652 Class A Units from ER Holdings, which ER Holdings in turn used to repay approximately $30.0 million of the outstanding indebtedness under its 2025 Term Loan (as defined below) and a $3.0 million prepayment fee, with the remainder to be used by ER Holdings for general corporate purposes; approximately $156.9 million to purchase Class B Units from certain pre-IPO holders of units in ER Holdings; and approximately $27.8 million to fund a cash payment to Energy Impact Fund (FT-B) LP in connection with its Blocker Merger.

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

2024 Credit Agreement

On February 27, 2024, we entered into a five-year term credit agreement (the “2024 Credit Agreement”), which provided for a $75.0 million senior secured initial term loan and a $30.0 million delayed draw term loan, each maturing on February 27, 2029.

On November 26, 2025, we paid off all outstanding principal, accrued interest, and other fees in order to terminate the 2024 Credit Agreement.

2024 Note Purchase Agreement, A&R Note Purchase Agreement and Convertible Notes

On December 27, 2024, we entered into a note purchase agreement with an affiliated investor (the “2024 Note Purchase Agreement”) pursuant to which the lender agreed to purchase a minimum aggregate principal amount of $20.0 million and a maximum aggregate principal amount of $50.0 million of convertible promissory notes. These notes were convertible into equity securities having rights, privileges, preferences, and restrictions identical to those issued in a future equity financing.

In connection with the notes, we agreed to issue a warrant to each lender with an exercise price of $0.01 per common unit. The number of common units exercisable under each warrant was calculated by dividing the aggregate principal amount of the note purchased by 1,497.

On April 29, 2025, we entered into an amended and restated note purchase agreement (the “A&R Note Purchase Agreement”) which amended and restated the 2024 Note Purchase Agreement and the notes issued thereunder, and pursuant to which the lenders agreed to purchase convertible promissory notes in an aggregate principal amount not to exceed $65.0 million (the “2025 Convertible Notes”), inclusive of the $20.0 million of notes issued under the 2024 Note Purchase Agreement. The 2025 Convertible Notes were convertible into equity securities having rights, privileges, preferences, and restrictions identical to those issued in a future equity financing.

In connection with the A&R Note Purchase Agreement, all warrants previously issued under the 2024 Note Purchase Agreement were cancelled.

Rights Offering

The A&R Note Purchase Agreement also authorized a rights offering to existing equity holders (other than current lenders and their affiliates) of up to $4.96 million of 2025 Convertible Notes, provided that the amount of all 2025 Convertible Notes may not exceed $65.0 million. Purchasers participating in the rights offering were entitled to receive additional common units (“RO Units”), the number of which was determined pursuant to a specified formula tied to the purchaser’s principal investment and an aggregate principal reference amount of $35.0 million.

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

The December 2024 Convertible Note bore interest at 15% per annum, compounding quarterly, with interest payable in kind (“PIK”), meaning that accrued interest is added to the principal balance. Interest began accruing on the issue date and continued until the earlier of the note’s maturity or any event that triggered conversion or repayment prior to maturity, at the lender’s election. For more information on the December 2024 Convertible Note, see Note 11 – Debt, to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

The 2025 Convertible Notes bore interest at 15.0% per annum, compounding quarterly, with interest PIK. Interest began accruing on the original issue date of the applicable 2025 Convertible Note and continued until the earlier of the note’s maturity or any event that triggered conversion or repayment prior to maturity. Before settlement, amounts outstanding under the 2025 Convertible Notes would have matured on December 27, 2026, with respect to 2025 Convertible Notes originally issued under the 2024 Note Purchase Agreement, or on April 29, 2027, with respect to 2025 Convertible Notes originally issued on or after the effective date of the A&R Note Purchase Agreement.

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

The 2026 Credit Agreement includes certain affirmative and negative financial covenants customary for facilities of this type, including, among others, (i) an initial minimum liquidity covenant of $85.0 million (subject to stepdowns), which will apply until our fixed charge coverage ratio has exceeded 1.00 to 1.00 for three consecutive fiscal quarters, and (ii) thereafter, a springing fixed charge coverage ratio covenant of not less than 1.00 to 1.00, which will apply during periods in which excess availability is below the greater of $18,750,000 and 12.5% of the line cap. The 2026 ABL Credit Facility also includes springing cash dominion provisions triggered by similar excess availability thresholds or the occurrence and continuance of an event of default, and customary events of default.

We intend to use borrowings under the 2026 ABL Credit Facility for working capital and general corporate purposes. At September 30, 2026, we had no borrowings related to the 2026 ABL Credit Facility.

Preferred Units

On July 1, 2018, the principal and accrued unpaid interest of a $10.0 million convertible promissory note issued to an investor was converted into 25,162 Series A preferred units, each with a stated value of $480 and a liquidation preference totaling $12.6 million (the “Series A Preferred Units”). On the same date, we issued an additional 19,167 Series A Preferred Units with a stated value of $600 per unit and a liquidation preference of $12.0 million. At September 30, 2026 and December 31, 2025, 0 and 163,975 Series A Preferred Units, respectively, were authorized, issued, and outstanding.

Each Series A Preferred Unit automatically converted into common units upon the closing of a qualified public offering (an “Automatic Conversion”). Upon an Automatic Conversion, each Series A Preferred Unit converted into the number of common units specified in the applicable conversion ratio, without any further action required by the holders.

Upon the occurrence of a redemption event—such as (i) a sale of the Company or an affiliate, (ii) the closing of a public offering, or (iii) five years following the issuance date of the Series A Preferred Units—the holders of a majority of the outstanding Series A Preferred Units could, by written notice to the Company, require the Company to redeem all outstanding Series A Preferred Units. The redemption price per unit was calculated to provide the holder with an 8% internal rate of return on the original issue price of the Series A Preferred Unit.

In connection with the Company’s IPO, all outstanding Series A Preferred Units converted into Class A Units or Class B Units dependent upon the holder of the original units.

Cash Flows for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following table summarizes our cash flows by source (use) for the periods presented:

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Net cash provided by operating activities	$248,168	$40,647	$207,521	510.5%
Net cash used in investing activities	(29,586)	(4,553)	(25,033)	549.8%
Net cash provided by (used in) financing activities	291,838	(22,048)	313,886	N/M
	$510,420	$14,046	$496,374	3533.9%

Operating Activities

Our operating activities consist of net loss adjusted for certain non-cash items, together with changes in operating assets and liabilities or working capital. Changes in operating assets and liabilities or working capital for the nine months ended September 30, 2026 totaled $258.9 million, which include the following:

•
A $320.6 million increase in contract liabilities primarily driven by new customer deposits associated with contracts entered into during the nine months ended September 30, 2026.
•
A $103.9 million increase in inventory primarily due to build up of inventory related to manufacturing ramp up.

•
A $71.6 million increase in other noncurrent liabilities and noncurrent deferred income primarily driven by new customer deposits associated with power system sales product contracts entered into during the nine months ended September 30, 2026.
•
A $35.2 million increase in prepaid expenses primarily driven by prepayments to suppliers for assembly materials.

For the nine months ended September 30, 2026, net cash provided by operating activities was $248.2 million, an increase of $207.5 million from the nine months ended September 30, 2025 primarily driven by changes in operating assets and liabilities or working capital. Changes in operating assets and liabilities or working capital increases from the prior year were primarily driven by an increase of $320.6 million in contract liabilities during the nine months ended September 30, 2026 compared to an increase of $21.7 million in the same prior-year period, an increase of $103.9 million in inventory during the nine months ended September 30, 2026 compared to a $35.0 million decrease in the same prior-year period, an increase of $71.6 million in other noncurrent liabilities and noncurrent deferred income during the nine months ended September 30, 2026 compared to a $20.9 million decrease in the same prior-year period, and an increase of $35.2 million in prepaid expenses during the nine months ended September 30, 2026 compared to a $6.2 million decrease in prepaid expenses in the same prior-year period.

Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures to support the growth and scalability of our operations. For the nine months ended September 30, 2026 and 2025, net cash used in investing activities was $29.6 million and $4.6 million, respectively.

For the nine months ended September 30, 2026, net cash used in investing activities was primarily driven by investment in our Hyperion and Titan facilities, representing a significant step forward in the development and deployment of our next-generation production infrastructure. Additionally, we had a one-time purchase of excess generation assets for future redeployment during the current period.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $291.8 million. During the nine months ended September 30, 2026, we received funds from our initial public offering of $369.3 million, net of underwriter fees and offering costs. In addition, we made voluntary debt repayments totaling $75.0 million during the current period.

For the nine months ended September 30, 2025, net cash used in financing activities was $22.0 million. During the nine months ended September 30, 2025, we issued $25.0 million of convertible promissory notes to an affiliated investor. In addition, we made voluntary payments of principal totaling $44.0 million, and paid debt-related fees, debt issuance costs, and other voluntary payments of short term financing totaling $3.1 million.

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
•
Purchase Commitments – See Note 17 – Commitments and Contingencies, in the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of our obligations and the timing of expected future payments.

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

Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies, to our audited consolidated financial statements for the year ended December 31, 2025 included in the Prospectus, as supplemented by Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report. The discussion below focuses on our most critical accounting estimates that materially affect our consolidated financial statements and require management to make difficult, subjective, or complex judgments. We believe that understanding these critical accounting estimates is essential to fully appreciating our consolidated financial condition and results of operations.

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

Significant judgment is required in identifying and evaluating performance obligations, estimating standalone selling prices (“SSP”), and determining the timing of revenue recognition. Many of our customer contracts include multiple performance obligations. In such cases, we account for each performance obligation separately if it is distinct. The transaction price is allocated to separate performance obligations based on their SSP. Because determining SSP requires judgment, we generally estimate the SSP for our installation services using an expected cost plus a margin approach. When ongoing maintenance services are included in a contract, their SSP is also estimated using this same approach.

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

Additional Information

For information on our accounting policies and on accounting pronouncements that have impacted or may materially impact our financial condition, results of operations, or cash flows, see Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included in the Prospectus and Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

At September 30, 2026, there have been no significant changes to our critical accounting estimates since our audited consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of our recently adopted accounting pronouncements, as well as recently issued accounting standards not yet adopted, see Note 2—Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various risks, including changes in interest rates. The following information summarizes our financial instruments at September 30, 2026, which may result in future gains or losses due to interest rate or commodity price fluctuations.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the 2026 ABL Credit Facility. Borrowings under the 2026 ABL Credit Facility bear interest, at the Borrower’s election, at either (A) the Alternate Base Rate (“ABR”) plus 1.00%, subject to a 1.00% ABR floor; or (B) Adjusted Term SOFR plus 2.00%, subject to a 0.00% SOFR floor. At September 30, 2026, the 2026 ABL Credit Facility was undrawn with the full $250.0 million commitment available, subject to Borrowing Base availability.

Because the 2026 ABL Credit Facility was undrawn at September 30, 2026, a hypothetical increase or decrease of 100 basis points in the applicable reference rate would have no impact on annual cash interest expense. To the extent the Company draws on the 2026 ABL Credit Facility in the future, borrowings would be subject to floating interest rate risk.

Commodity Price Risk

Volatility in the prices of raw materials and components, and our reliance on third-party suppliers, expose us to indirect commodity price risk and could adversely affect our profit margins. We currently rely on third-party suppliers for a significant portion of the components used in our manufacturing, installation, and ongoing services of our power systems. We are currently seeing an industry-wide price fluctuation of key commodities used in our products, such as steel, copper and aluminum. The costs of these raw materials and parts are subject to substantial volatility driven by shifting supply and demand, and fluctuations in currency exchange rates. Additionally, our procurement costs may be impacted by factors beyond our control, including changes in transportation expenses, government regulations, tariffs, and broader economic conditions. Currently, we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials and components could reduce our operating margins if we are unable to recover such increases from our customers and could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed, in connection with its audit of our consolidated financial statements for the year ended December 31, 2025, our independent registered public accounting firm identified material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The identified material weaknesses arose from our failure to timely complete our risk assessment and design, implement and/or effectively operate controls for a sufficient period of time. These material weaknesses as of September 30, 2026 related to: (i) insufficient segregation of duties in the financial statement reporting and general information technology processes; (ii) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (iii) insufficient general information technology controls, including access, security and change management controls. We have implemented measures and are actively engaged in remediation efforts to address these material weaknesses, including the hiring of additional internal resources and the engagement of third-party specialists. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team. We will be required to document and test our internal control over financial reporting, and following the transition period for newly public companies, management will be required to include an assessment of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, beginning no later than our annual report on Form 10-K for the year ending December 31, 2027. The material weaknesses have not yet been remediated as of the date of this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) identified in management’s evaluation during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in various claims, litigation matters, contract negotiations and disputes, and we anticipate that we will be involved in such matters from time to time in the future. The operating hazards inherent in our business expose us to claims and litigation, including personal injury litigation, environmental litigation, contractual litigation with customers, intellectual property litigation, tax or securities litigation and administrative actions by regulatory agencies. Risks associated with litigation include potential negative outcomes, the costs associated with asserting our claims or defending such lawsuits, and the diversion of management’s attention to these matters. We may also be subject to significant legal costs in defending these actions, which we may or may not be able to recoup depending on the results of such claim. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to current proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stockholder Proposals and Director Nominations

In accordance with Rule 14a-8 under the Exchange Act (“Rule 14a-8”) and the Amended and Restated Bylaws (the “Bylaws”) of the Company, the deadlines for the receipt of any stockholder proposals and director nominations to be considered at the Company’s 2027 Annual Meeting of Stockholders (the “2027 Annual Meeting”) are set forth below.

Any stockholder proposal submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2027 Annual Meeting must be received by our corporate secretary at our principal executive offices no later than the close of business on December 21, 2026. Any such proposal also needs to comply with the SEC stockholder proposal rules, including the eligibility requirements set forth in Rule 14a-8.

In addition, any stockholder seeking to nominate a director or to bring other business before the 2027 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Bylaws must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must be received by our corporate secretary at our principal executive offices no earlier than the close of business on February 1, 2027 and no later than the close of business on March 3, 2027. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in the Bylaws and with any applicable law.

For purposes of stockholder proposals, the “close of business” shall mean 6:00 p.m. local time at the principal executive offices of the Company on any calendar day, whether or not the day is a business day.

Trading Plans

During the three months ended September 30, 2026, the following trading arrangements were adopted by our directors or Section 16 officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold	Duration of Plan(2)
John Carrington Chief Executive Officer	Adopted September 15, 2026	Rule 10b5-1 Trading Arrangement	Up to 400,000 shares to be sold	March 19, 2027 - August 1, 2027
Ian Blakely Chief Financial Officer	Adopted August 14, 2026	Rule 10b5-1 Trading Arrangement	Up to 300,000 shares to be sold	December 21, 2026 - May 6, 2027
Corey Amthor President	Adopted August 20, 2026	Rule 10b5-1 Trading Arrangement	Up to 400,000 shares to be sold	December 21, 2026 - May 14, 2027
Paul Froutan Chief Operating Officer	Adopted August 27, 2026	Rule 10b5-1 Trading Arrangement	Up to 400,000 shares to be sold	December 21, 2026 - September 15, 2027
Davis Zapffe General Counsel and Secretary	Adopted August 13, 2026	Rule 10b5-1 Trading Arrangement	Up to 100,000 shares to be sold	December 21, 2026 - October 31, 2027

(1) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”).

(2) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions after the indicated duration start date and, in any case, upon expiration of the applicable mandatory cooling-off period under the Rule, and until the earlier of the indicated duration end date or completion of all sales contemplated in the Rule 10b5-1 Trading Arrangement.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of ERock, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on June 15, 2026).

3.2	Amended and Restated Bylaws of ERock, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, which was filed with the SEC on June 15, 2026).

4.1

Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, which was filed with the SEC on June 1, 2026).

4.2

Registration Rights Agreement, dated as of June 11, 2026, by and among the Company and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on June 15, 2026).

10.1

Sixth Amended and Restated Limited Liability Company Agreement of Enchanted Rock Holdings, LLC, dated as of June 9, 2026, by and among the Company and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on June 15, 2026).

10.2

Tax Receivable Agreement, dated as of June 11, 2026, by and among the Company and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, which was filed with the SEC on June 15, 2026).

10.3	ERock, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, which was filed with the SEC on June 15, 2026).

10.4	ERock, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, which was filed with the SEC on June 15, 2026).

10.5

Observer Agreement, dated April 23, 2026, by and between ERock, Inc. and Thomas McAndrew (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, which was filed with the SEC on June 1, 2026).

10.6

Credit Agreement dated as of June 4, 2026, among Enchanted Rock Holdings, LLC, as Borrower, the Co-Borrowers party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, which was filed with the SEC on June 5, 2026).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, which was filed with the SEC on May 15, 2026).

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

32.1(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ERock, Inc.

Date: November 12, 2026	By:	/s/ John Carrington
John Carrington Chief Executive Officer and Director (principal executive officer)

Date: November 12, 2026	By:	/s/ Ian Blakely
Ian Blakely Chief Financial Officer (principal financial officer and principal accounting officer)